Form 10-Q
period 2017-03-31
Stem Holdings, Inc.
filed 2017-06-05
CIK 1697834

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                     to

STEM HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	000-55751	61-1794883
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

20283 State Rd 7, Boca Raton, FL 33498

(Address of principal executive offices) (Zip code)

Issuer’s telephone number: (561) 237-2931

Securities registered under Section 12(g) of the Exchange Act:

Common Stock par value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. [  ]

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

There were 6,022,111 shares outstanding of registrant’s common stock, par value $0.001 per share, as of June 2, 2017.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

Stem Holdings, Inc.

Condensed Balance Sheets

	March 31, 2017	September 30, 2016
	(unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$2,042,452	$798,198
Prepaid expenses	274,536	7,000
Note receivable – related party	100,000	-
Subscriptions receivable	-	1,170,000
Total current assets	2,416,988	1,975,198

Property and equipment, net	1,971,068	-

Other assets
Due from related parties	110,163	20,412
Project costs	88,088	41,250
Deposits	142,476	14,000
Software, net	27,637	-
Total other assets	368,364	75,662

Total assets	$4,756,420	$2,050,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$35,437	$19,059
Due to related parties	16,500	34,750
Notes payable	517,346	-
Total Current liabilities	569,283	53,809

Shareholders’ equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of March 31, 2017 and September 30, 2016, respectively	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of March 31, 2017 and September 30, 2016, respectively	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized, 5,959,610 and 4,734,163 shares issued and outstanding as of March 31, 2017 and September 30, 2016, respectively	5,959	4,734
Additional paid-in capital	5,550,791	2,480,016
Subscription receivable	(400,000)	(400,000)
Accumulated deficit	(969,613)	(87,699)
Total equity	4,187,137	1,997,051
Total liabilities and shareholders’ equity	$4,756,420	$2,050,860

The accompanying notes are an integral part of these financial statements.

*Derived from audited information

Stem Holdings, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three	For the Six
	Months ended	Months ended
	March 31, 2017	March 31, 2017

Revenues	$-	$-

Consulting fees	62,764	(411,486)
Professional fees	(128,886)	(170,356)
General and administration- related party	(93,143)	(93,143)
General and administration	(180,736)	(211,984)
Operating loss	(340,001)	(886,969)

Other income
Interest income	5,020	5,055
Total other income	5,020	5,055

Net loss before income taxes	(334,981)	(881,914)
Provision for income taxes
Net loss for the period	$(334,981)	$(881,914)

Basic and diluted loss per common share	$(0.06)	$(0.18)

Basic and diluted weighted average common shares outstanding	5,270,509	4,901,169

The accompanying notes are an integral part of these financial statements.

Stem Holdings, Inc.

Condensed Statements of Cash Flows

(Unaudited)

For the Six Months Ended
March 31, 2017

Cash flows from operating activities
Net loss for the period	$(881,914)
Adjustments to reconcile net loss to cash used in operations (used in) operating activities
Stock-based compensation	361,986
Depreciation and amortization	40,381
(Increase) decrease in operating assets:
Prepaid expenses	(54,453)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	16,378
Net cash flows used in operating activities	(517,622)

Cash flows from investing activities:
Fixed asset purchases	(1,665,443)
Intangible property expenditures	(28,219)
Project cost expenditures	(88,088)
Advances to related entities, net of repayments	(208,001)
Deposits for leasehold improvements	(128,476)
Net cash flows used in investing activities	(2,118,227)

Financing activities:
Proceeds from issuance of common shares	3,880,103
Net cash flows provided by financing activities	3,880,103

Net increase in cash and cash equivalents	1,244,254
Cash and cash equivalents at beginning of period	798,198
Cash and cash equivalents at end of period	$2,042,452

Supplemental cash flow information
Cash paid for interest	$-
Cash paid for taxes	$-
Non-cash supplemental information
Insurance financing for note payable	$213,083
Purchase of real estate with seller financing	$304,263
Project costs transferred to property, plant and equipment	$41,250

The accompanying notes are an integral part of these financial statements.

Stem Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

1.	Incorporation and operations

Stem Holdings, Inc. (the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company intends to purchase, improve, and lease properties for use in the cannabis production, distribution and sales industry beginning in the state of Oregon. In September and October, 2016, the Company subleased its first production facility and acquired its first commercial location, respectively. In February 2017 and May 2017, the Company acquired its second commercial location and acquired its second production facility, respectively. The Company will enter into 4 leases for these properties.

2.	Summary of significant accounting policies

Basis of preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements included herein are unaudited. Such financial statements, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2017 or for any other period. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and because of this, for further information, readers should refer to the financial statements and footnotes thereto included in this Form 10 for the fiscal year ended September 30, 2016. The Company believes that the disclosures are adequate to make the interim information presented not misleading.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of Stem Holdings, Inc.. and its wholly-owned subsidiary, Patch International, Inc. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Use of estimates

The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. Estimates and judgments used are based on management’s experience and the assumptions used are believed to be reasonable given the circumstances that exist at the time the financial statements are prepared. The significant estimates included in these financial statements are those associated with the assumptions used to value options issued to consultants. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair market value given the short-term nature.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2017, the Company had deposits in a major financial institution that are held in a depository accounts and thus not covered by FDIC insurance.

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Carrying value, recoverability and impairment of long-lived assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) 360 to evaluate its long-lived assets. The Company’s long-lived assets, which include property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long- lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated and amortized over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Through March 31, 2017 the Company has not experienced impairment losses on its long-lived assets.

Capitalization of Project Costs

The Company’s policy is to capitalize all costs that are directly identifiable with a specific property, would be capitalized if the Company had already acquired the property, and when the property, or an option to acquire the property, is being actively sought after, and either funds are available or will likely become available. All amounts shown capitalized prior to acquisition of a property are included under the caption of Project Costs in the balance sheet.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of currently due plus deferred taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting carrying amounts and the respective tax bases of assets and liabilities, and are measured using tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Valuation allowances are provided against deferred tax assets if it is more likely than not that the deferred tax assets will not be realized.

The Company follows the guidance of FASB ASC 740-10 which relates to the Accounting for Uncertainty in Income Taxes, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Fair value of financial instruments

As defined in the authoritative guidance, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

To estimate fair value, the Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1” measurements) and the lowest priority to unobservable inputs (“Level 3” measurements). The three levels of the fair value hierarchy are as follows:

Level 1 — Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 — Other inputs that are observable, directly or indirectly, such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 — Unobservable inputs for which there is little or no market data and which the Company makes its own assumptions about how market participants would price the assets and liabilities.

In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Earnings per share

The Company presents basic and diluted per share amounts (“EPS”) data for its common shares. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. The Company’s calculation of diluted net loss per share excludes potential common shares as of March 31, 2017 as the effect would be anti-dilutive (i.e. would reduce the loss per share). As of March 31, 2017, the Company had issued 300,000 options exercisable into the common stock of the Company outstanding (see footnote #6).

Emerging Growth Company

The Company has elected to be an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012 (“Jobs Act”). Included with this election, the Company has also elected to use the provisions within the Jobs Act that allow companies that go public to continue to use the private company adoption date rules for new accounting policies. Should the Company obtain revenues in excess of $1 billion on an annual basis, have its non-affiliated market capitalization increase to over $700 million as of the last day of its second quarter, or raise in excess of $1 billion in public offerings of its equity or instruments directly convertible into its equity, it will forfeit its status under the Jobs Act as an emerging growth company.

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated using the straight-line method over the assets’ estimated useful life as follows:

Buildings	20 years
Leasehold improvements	Shorter of term of lease or economic life of improvement
Furniture and equipment	5 years
Signage	5 years

Normal maintenance and repairs for equipment are charged to expense as incurred, while significant improvements are capitalized.

3.	Note Receivable

On October 28, 2016, the Company loaned $100,000 to certain officers and shareholders of the Company, under a promissory note (the “Note”) due March 30, 2017 which bears interest at rate of 12% per annum. The Note provides for monthly interest payments in the amount of $1,000 commencing December 1, 2016 until the Note is fully paid. On March 15, 2017, an extension was granted through July 1st, 2017 by which the indebtedness in the amount of $100,000 is to be liquidated by four equal monthly installments of $25,000 of which the Company has received the first $25,000 payment under the updated terms as of the date of this filing. The Note is secured by a pledge of 50,000 shares of Company common stock owned by the debtors.

4.	Property, Plant & Equipment

At March 31, 2017 property and equipment consisted of the following:

Signage	$14,663
Furniture and equipment	62,885
Leasehold improvements	298,000
Architectural and Design	60,351
Buildings	1,574,969
Subtotal	2,010,868
Accumulated depreciation	(39,800)
Property, plant and equipment, net	1,971,068

On November 1, 2016, the Company acquired certain real property located at 1027 Willamette Street, Eugene, OR 97401 (the “Property”) for a total cash purchase price plus closing costs of approximately $918,000.

On February 6, 2017, the Company acquired certain real property located at 7827 SE Powell Blvd, Portland, OR 97206 (the “Property”) for a total purchase price plus closing costs of approximately $656,498. As part of the consideration for closing on the property, the Company issued a short term note payable to the seller in the Amount of approximately $304,000. The note is non-interest bearing requires four monthly payments of $75,000 plus a final payment for the remaining amount due immediately thereafter. Due to the short term nature of the note, the Company has not imputed any interest as it would be immaterial to the results for the period.

Depreciation expense was $39,800 for the period ended March 31, 2017

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

5.	Acquisition of Patch International, Inc.

In November 2016, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Patch International, Inc. (“Patch”). In order to close the transaction, Patch is required to submit for approval to certain Canadian government courts, hold a general meeting of its shareholders and have the shareholders vote to approve the merger, and certain other customary requirements. As of the time of the agreement, Patch did not have any operations, and is considered a dormant entity. The Company will issue shares of its common stock based on a price of $2.40 per common share, with the number of shares to be issued based on the amount of cash held at the time of closing of the transaction, converted from Canadian dollars into US dollars. In addition, the Company has agreed to issue to Patch shareholders additional shares at the same $2.40 per share in the event that the Company collects on a fully reserved receivable in the amount of $500,000 owed to Patch by a related party. As of the date of the acquisition and of these financial statements, the Company considers the receivable uncollectible (as did Patch, which reserved 100% of the outstanding receivable in its audited financial statements) and does not anticipate issuing additional shares for its collection.

On January 20, 2017, the Patch Shareholders held their general meeting and they voted to be acquired by the Company. On January 23, 2017, the Company issued 1,048,782 of its shares to acquire 100% of the issued and outstanding shares of Patch for consideration in the amount of $2,452,058. The Company has been informed that two shareholders, representing less than 2% of Patch shares outstanding have chosen to not vote for the merger. Under Canadian law, the Company committed to purchase these shares for cash consideration in the amount $53,534.53 US dollars. The Company has treated the payment to acquire the dissenter shares as a reduction in the cash acquired.

The Company has not accounted for the acquisition of Patch as a business combination. Because Patch was a dormant entity with its only asset being cash, the acquisition was treated essentially as an acquisition of cash.

6.	Stock Purchase Options

During the period ended March 31, 2017, the Company entered into two separate consulting agreements, the first in November 2016, and the second in February 2017, and as part of those agreements agreed to issue a total of 300,000 options to purchase the common stock of the Company, with an exercise price of $2.40 per share and a term of 4 years. Pursuant to the first agreement to issue options to acquire a total of 200,000 of the Company’s common stock, options to acquire 100,000 shares vested immediately, options to acquire 50,000 shares that vest 6 months upon a registration statement being declared effective in which the underlying shares to the options are registered and the final option to acquire 50,000 shares vests 1 year after a registration statement is declared effective in which the underlying shares to the option are registered connection with the execution of a consulting agreement. Pursuant to the second consulting agreement, one third of option to acquire the 100,000 options vest immediately and the remaining two thirds vest monthly for the next 30 months which equals 2,222 a month. In total, the Company recorded stock based compensation expense to the consultants of $361,986 as a result of these options in the six months ended March 31, 2017.

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the change in stock purchase options outstanding for the period ended March 31, 2017 is as follows:

Remaining
Contractual
	Options	Exercise	Life
	Outstanding	Price	(Years)
Balance – September 30, 2016	-	-	-
Options issued	300,000	$2.40	4
Options expired	-	-	-
Options exercised	-	-	-
Balance – March 31, 2017	300,000	$2.40	4

The Company valued the options issued using a Black Scholes Merton option pricing model using the following assumptions:

Stock price on date of grant		$2.40
Risk free rate of interest		5.0%
Expected life of warrant – in months		48
Dividend rate		0
Historic volatility*	160.12	and 223.86

* the Company has used the historic volatility of 5 companies engaged in providing ancillary type services to the cannabis industry as an approximation of its expected volatility.

In the current period, the Company has adjusted its estimate of the compensation cost recorded during the six months ended March 31, 2017 from the warrant issued to the consultant in November 2016. The change was from the Company changing its estimate of the performance commitment required under the contracts. The Company determined that the consultants do in fact need to continue performance under the contract in order for the vesting to occur, not simply the passage of time regardless of performance. Because of this, the compensation expense recorded is now being allocated over the estimate of the vesting for this contract where previously it was recorded entirely upon consummation of the contract.

7.	Shareholders’ Equity

Preferred shares

The Company has no preferred shares issued and outstanding as of March 31, 2017.

Common shares

The holders of common shares are not entitled to receive dividends, however, are entitled to one vote per share at meetings of the Company.

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company received subscriptions in a private placement offering and received amounts for its acquisition completed for the following shares during the six months ended March 31, 2017:

●	During October 1, 2016 through March 31, 2017, 126,665 common shares were issued or issuable at $2.40 per share to unaffiliated investors for $304,000.

●	During October 1, 2016 through March 31, 2017, 50,000 common shares at $0.15 per share to unaffiliated investors for $7,500

●	In February 2017, 1,048,782 common shares to acquire the stock of Patch International, Inc. and receipt of $2,398,523

Subscription receivable

During the six months ended March 31, 2017, the Company collected in full its subscription receivable of $1,170,000 for the issuance of 487,500 common shares that was outstanding as of September 30, 2016. This is included in the total above.

On August 30, 2016, the Company received a subscription for $800,000 for the issuance of 333,333 shares and issued 166,666 shares of common stock, to be held in escrow, pending the receipt of $400,000. According to the securities purchase agreement with the shareholder, the payment was received and the common shares are to be released from escrow on or before April 15, 2017. On April 7, 2017, the Company and Investor amended the original agreement to reduce the subscription entered into from its original total of $800,000, of which $400,000 was a receivable to $600,000 comprising an aggregate of 250,000 shares of the Company’s common stock. The remaining balance of the then updated subscription receivable of $200,000 was satisfied and received in April, 2017.

8.	Related party transactions

Prior to the formation of the Company, one of its shareholders entered into an agreement to acquire a commercial property located in Eugene Oregon, as more fully described in Note 4, which sale agreement was later transferred to the Company (see Note 9) after its formation. That shareholder and two other shareholders also advanced funds that were applied as escrow deposits upon closing in the amount of $34,750 which has been included as an asset as part of project costs and in current liabilities section of these financial statements as Due to Shareholders. As of March 2017, $29,250 was repaid to one of the shareholders.

During the period ended September 30, 2016, the Company advanced $20,412 in payment of legal fees to entities being formed by certain shareholders of the Company, which is shown as a long term related party receivable in these financial statements. In December, 2016, the Company advanced, on behalf of the related entities, an additional $45,000 in payment of legal fees and a payment of $4,750 for licensing fees, on behalf of related entities, to the Oregon Liquor Control Commission, the entity that regulates cannabis production and distribution in Oregon.

As of December 31, 2016, the Company had advanced to certain related entities approximately $110,000 for their startup. These entities will become lessees to the Company for the buildings and property acquired by the Company (see Note 9) at some time in 2017. However, while the Company has continued to assist the related entities with their startup in the current period, the Company has determined in the period ended March 31, 2017 that the related entities will be unable to reimburse the Company in excess of the amounts recorded as of December 31, 2016 and has therefore as of the current period begun expensing its advances under General & Administrative Expenses – Related Party. The Company has determined that these expenses do not constitute lease incentives and therefore none of these costs are being capitalized.

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

9.	Commitments and contingencies

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. At the time the original lease was entered into, the Company had expected to close on significant subscriptions from its private placement. However, when those did not immediately materialize, the Company entered into an agreement with the landlord to cancel the lease and in addition, paid the landlord $15,000 not to rent out the property until such time the Company could enter into a new lease. In September 2016, the Company entered into a new 10-year lease with the landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. The Company expects to sublease out this space in the near future.

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur (see below), additional real estate assets held by entities related to those shareholders. In September 2016, the Company entered into the lease as more fully described above, and in November 2016, acquired a property after the shareholder that owned the purchase agreement transferred that purchase agreement to the Company, in accordance with the Multi Party agreement (see Note 4). As of the date of these financial statements, the Company has entered into negotiations for the acquisition of the third property in Mulino, Oregon, but as of yet has not exchanged final closing documents, and at this time, is uncertain if or when it will. Should the Company obtain in excess of $10,000,000 through a combination of its private placements and its merger with Patch Holdings, Inc. (see Note 5), it is required to purchase certain real estate properties owned by entities affiliated with certain of its shareholders.

In addition, certain shareholders of the Company have begun organizing entities that will operate directly in the cannabis industry, and the Company intends to offer leases of its properties to these entities in the near future. The Multi Party Agreement also requires that in the event that the US Government amends Title 21 of the United States Code, otherwise known as the Controlled Substances Act, to remove cannabis as a Schedule I drug, and the Company raises more than $10 million in equity and merger funding, the Company is required to enter into agreements to acquire those related entities and issue such equity that the shareholders of the related entities obtain 75% of the then issued and outstanding equity of the Company, regardless of the profitability or financial condition of the related entities at the time of their acquisition.

In February 2017, the Company entered into a 1-year lease for the occupancy of the Stem Holdings, Inc’s. corporate office located in Boca Raton, Florida. The lease requires the Company to pay a base rental fee of $785.00 per month. All taxes, maintenance and utilities are included. In addition, the Company also remitted $785 for a security deposit to the landlord.

In February 2017, the Company entered into an advisory agreement with an unrelated third party with a term of 12 months. As part of that agreement, the third party agreed to provide assistance for the Company with respect to eligibility for becoming quoted on the OTCQB/OTCQX and advising and assisting the Company in complying with its ongoing OTCQB/OTCQX disclosure obligation under current federal and state securities laws. These services to the Company are exchanged for a $10,000 upfront payment, and $5,000 payment upon the acceptance on OTCQB/OTCQX.

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In the near future, the Company expects to enter into four separate leases with four separate entities related to the Company. The Company expects those leases to have the following common characteristics: 10 year term with the option of the lease to extend for a five year period if not in default, no securities deposit required, double net lease in structure with the Company being responsible for real estate taxes and the leases being responsible for maintenance and insurance and standard yearly rent escalation clauses which at this time the Company believes will be in the neighborhood of 3% yearly. In addition, the Company expects that each lease will have different commencement dates depending on the ability of the Company and the related entity to obtain necessary rights and licenses for the commencement of actual operations by the related entity and for any buildout required by the related entity.

10.	Note Payable

As of February 2017, the Company entered into a 10 month premium finance agreement and disclosure statement in consideration for a one year Directors and Officers insurance policy in the principal amount of $212,500 and an additional service fee, included in the financed principal of $5,700. The note bears an annual interest rate of 5.81% and requires the Company to make monthly payments of $21,820 over the term of the note.

11.	Subsequent events

From April 1st through May 31, 2017, the Company raised gross proceeds of $424,000 from subscriptions entered into by entities after March 31, 2017 from the $2.40 per share PPM. This amount includes the receipt of the amended subscription receivable discussed in Note 7.

On April 15, 2017, the Company entered into a “Contract for Sale” pursuant to which the seller will sell the premises to the Company upon the completion of the Company’s due diligences investigations and completion of the closing conditions precedent to each party’s obligations under the Contract for Sale. The purchase price is $1,700,000 that will be reduced by a rental credit of $105,000 (as indicated below) which is equivalent to 7 months at $15,000 a month. A note payable will be executed in the amount of $1,200,000 with a maturity two years from closing date. The balance of $395,000 will be paid at closing which shall occur the earlier of (i) the 30th day after the Company obtains Water Rights from Oregon Liquor Control Commosiiom (“OLCC”) permits, and (ii) October 5, 2017 , or such other date as the parties may agree upon in writing. In April 2017 in order for the Company to make use of the Premises while completing its due diligence and while the parties complete their conditions to closing under the Contract for Sale, seller and Company have agreed to lease the premises to Company upon the following terms and conditions. The term of the lease commences April 5, 2017 and expires the earlier to occur 1) the termination of the contract of sale by either party thereto in accordance with its terms; 2) the closing date. The lease requires the Company to pay a base rental fee of $15,000 for the first 7 months with no lease deposit required. All taxes (including real estate taxes, and personal property taxes) are the responsibility of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding Stem Holdings, Inc. (the “Company” or “Stem”, also referred to as “us”, “we” or “our”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” detailed in the Company’s Form 10 registration statement and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

For the period from June 7, 2016 (date of inception) to September 30, 2016, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the six months ended March 31, 2017, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

OVERVIEW

Stem Holdings, Inc. (the “Company” or “Stem”) is a Nevada corporation incorporated on June 7, 2016. The Company was formed to purchase, improve, and lease properties and finance assets which are operated by third parties and are used for the cultivation and retail sale of marijuana. During the six months ended March 31, 2017, the Company was an early stage company which was only engaged in initial capital formation and general and administrative activities related to formation of the company. No comparison to prior periods are available in this discussion.

Summary of Results

	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017
Revenues	$0.00	$0.00
Net (loss)	$(336,397)	$(881,914)
Basic and diluted earnings (loss) per share	$(0.06)	$(0.18)

There is no comparable financial information for any prior periods as the Company was formed on June 7, 2016.

Financial overview of the Three Months and Six Months Ended March 31, 2017

The Company had no revenues during the three and six-month periods ended March 31, 2017. In that period the Company incurred an aggregate of general and administrative expense of $305,127 and $273,879 during the six month and three month periods ended March 31, 2017, respectively. In addition, the Company incurred consulting costs of $411,486 and income of $62,764, the vast majority of which was the result of two consulting contracts that contained option grants as part of their compensation packages in the six months ended March 31, 2017. In the three months ended March 31, 2017, the Company changed its estimate of costs for the options granted which resulted in an income pickup in the three months ended March 31, 2017 for consulting costs. For the three and six months ended March 31, 2017, the Company incurred professional fees of $130,371 and $170,356, respectively, a significant portion of which are related to the Company’s filing of its Form 10 Registration Statement. The Company expects that as its activities increase over time, its general and administrative and professional fee costs will increase. Consulting costs will fluctuate as the Company attempts to acquire early stage prospects for possible future purchase consideration. Through the six months ended March 31, 2017, the Company raised an aggregate of $3.88 million through the sale of common stock, after paying costs of raising those funds, and net of the amounts paid to dissenting Patch International, Inc. shareholders.

The Company expects to continue to incur general and administrative costs at rates consistent with its past results while it continues to acquire and then upgrade the properties its acquire. The Company expects that it will begin realizing revenues from renting the properties it has acquired and upgraded in the 3rd quarter of fiscal 2017.

Transaction with Patch International, Inc.

On January 20, 2017, the shareholders of Patch International, Inc. voted to be acquired by the Company. As a result, the merger with Patch International, Inc. closed and the Company now has received an additional approximately $2,.4 million which was on Patch’s books at the time of the acquisition, net of the approximately $54,000 paid to dissenting Patch International, Inc. shareholders.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of $2,042,452 as of March 31, 2017. On January 20, 2017, the shareholders of Patch International, Inc. voted to be acquired by the Company. As a result, the merger with Patch International, Inc. closed and the Company now has received an additional approximately $2.4 million which was on Patch’s books at the time of the acquisition, net of the amounts paid to dissenting Patch International, Inc. shareholders.

On April 15, 2017, the Company entered into a “Contract for Sale” pursuant to which the Seller will sell the premises to the Company upon the completion of the Company’s due diligences investigations and completion of the closing conditions pre cedent to each party’s obligations under the Contract for Sale. The purchase price is $1,700,000 that will be reduced by a rental credit of $105,000 (as indicated below) which is equivalent to 7 months at $15,000 a month. A note payable will be executed in the amount of $1,200,000 with a maturity two years from closing date. The balance of $395,000 will be paid at closing which shall occur the earlier of (i) the 30th day after the Company obtains Water Rights and Oregon Liquor Control Commission (“OLCC”) permits, and (ii) October 5, 2017, or such other date as the parties may agree upon in writing. In April 2017 in order for the Company to make use of the Premises while completing its due diligence and while the parties complete their conditions to closing under the Contract for Sale, Seller and the Company have agreed to lease the premises to the Company upon the following terms and conditions. The term of the lease commences April 5, 2017 and expires the earlier to occur 1) the termination of the contract of sale by either party thereto in accordance with its terms; 2) the closing date. The lease requires the Company to pay a base rental fee of $15,000 for the first 7 months with no lease deposit required. All taxes (including real estate taxes, and personal property taxes) are the responsibility of the Company.

Based on its current run-rate for operating expenses, the Company believes that it has sufficient cash on hand to fund its operating expenses for at least two years.

There were 4,734,163 shares of common stock issued and outstanding at September 30, 2016 and 5,959,610 shares of common stock outstanding as of March 31, 2017.

CRITICAL ACCOUNTING POLICIES

Use of estimates

The preparation of our financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. Estimates and judgments used are based on management’s experience and the assumptions used are believed to be reasonable given the circumstances that exist at the time the financial statements are prepared. Actual results may differ from these estimates.

Capitalization of Project Costs

The Company’s policy is to capitalize all costs that are directly identifiable with a specific property, would be capitalized if the Company had already acquired the property, and when the property, or an option to acquire the property, is being actively sought after, and either funds are available or will likely become available. All amounts shown capitalized prior to acquisition of a property are included under the caption of Project Costs in the balance sheet.

Emerging Growth Company

The Company has elected to be an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012 (“Jobs Act”). Included with this election, the Company has also elected to use the provisions within the Jobs Act that allow companies that go public to continue to use the private company adoption date rules for new accounting policies. Should the Company obtain revenues in excess of $1 billion on an annual basis, have its non-affiliated market capitalization increase to over $700 million as of the last day of its second quarter, or raise in excess of $1 billion in public offerings of its equity or instruments directly convertible into its equity, it will forfeit its status under the Jobs Act as an emerging growth company.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. At the time the original lease was entered into, the Company had expected to close on significant subscriptions from its private placement. However, when those did not immediately materialize, the Company entered into an agreement with the landlord to cancel the lease and in addition, paid the landlord $15,000 not to rent out the property until such time the Company could enter into a new lease. In September 2016, the Company entered into a new 10-year lease with the landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. The Company expects to sublease out this space in the near future.

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur (see below), additional real estate assets held by entities related to those shareholders. In September 2016, the Company entered into the lease as more fully described above, and in November 2016, acquired a property after the shareholder that owned the purchase agreement transferred that purchase agreement to the Company, in accordance with the Multi Party agreement.

In April 2017, the Company executed a Lease Agreement and Contract of Sale with a third party with respect to the Lease and ultimate purchase of a farm property located in Mulino, Oregon. Under the terms of the Lease Agreement, the Company agreed to lease the property for a term commencing April 5, 2017 and terminating the date of termination of the Contract of Sale or a closing under the Contract of Sale for a monthly rental of $15,000. The purchase price under the Contract of Sale is $1,700,000 and the closing is to occur on the earlier of the purchaser obtaining certain water rights with respect to the property or October 5, 2017. In order to fund the purchase price, the Company will be required to fund $395,000 of the purchase price at time of closing and will deliver a note to the seller for approximately $1.2 million, which will require monthly payments of $13,500 including interest at a rate of 2% per annum over 24 months. The maturity of the note is 2 years following the closing of the purchase of the property. In addition, in the event that the Company deploys more than $10 million in investment in real estate assets, the Company is required to acquire certain real estate properties from certain of the Company’s shareholders and their affiliated entities.

Should the Company obtain in excess of $10,000,000 through a combination of its private placements and its merger with Patch Holdings, Inc. (see Note 5), it is required to purchase certain real estate properties owned by entities affiliated with certain of its shareholders.

In addition, certain shareholders of the Company have begun organizing entities that will operate directly in the cannabis industry, and the Company intends to offer leases of its properties to these entities in the near future. The Multi Party Agreement also requires that in the event that the US Government amends Title 21 of the United States Code, otherwise known as the Controlled Substances Act, to remove cannabis as a Schedule I drug, and the Company raises more than $10 million in equity and merger funding, the Company is required to enter into agreements to acquire those related entities and issue such equity that the shareholders of the related entities obtain 75% of the then issued and outstanding equity of the Company, regardless of the profitability or financial condition of the related entities at the time of their acquisition.

In February 2017, the Company entered into a 1-year lease for the occupancy of the Stem Holdings, Inc’s. corporate office located in Boca Raton, Florida. The lease requires the Company to pay a base rental fee of $785.00 per month. All taxes, maintenance and utilities are included. In addition, the Company also remitted $785 for a security deposit to the landlord.

In February 2017, the Company entered into an advisory agreement with an unrelated third party with a term of 12 months. As part of that agreement, the third party agreed to provide assistance for the Company with respect to eligibility for becoming quoted on the OTCQB/OTCQX and advising and assisting the Company in complying with its ongoing OTCQB/OTCQX disclosure obligation under current federal and state securities laws. These services to the Company are exchanged for a $10,000 upfront payment, and $5,000 payment upon the acceptance on OTCQB/OTCQX.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report, have concluded that our disclosure controls and procedures are not effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s Rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

(b)	Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth all securities issued by Stem since its inception in June 2016 through March 31, 2017:

	Date	Number of Shares	Security	Price US$
Founders’ Stock	6/6/16	2,750,000	Common	0.001
11 Accredited Investors	6/23/16-11/15/16	1,060,000	Common	0.15
18 Accredited Investors	8/30/16-3/31/17	1,100,848	Common	2.40
Shareholders of Patch International, Inc.	1/23/17	1,048,762	Common	2.40
Warrants	11/15/16	200,000	Common	2.40

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEM HOLDINGS, INC.

June 5, 2017	By:	/s/ Adam Berk
Adam Berk, President and Chief Executive Officer

