Form 10-Q
period 2017-06-30
Stem Holdings, Inc.
filed 2017-08-21
CIK 1697834

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

STEM HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	000-55751	61-1794883
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

20283 State Rd 7, Building 400, Suite 220,

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

There were 6,331,526 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 15, 2017.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

Stem Holdings, Inc.

Condensed Consolidated Statements of Financial Position

	June 30, 2017	September 30, 2016
	Unaudited	*
ASSETS
Current Assets
Cash and cash equivalents	$1,147,992	$798,198
Prepaid expenses	195,147	7,000
Note receivable-related party	75,000	-
Subscriptions receivable	-	1,170,000
Total current assets	1,418,139	1,975,198

Property and equipment, net	2,704,631	-

Other assets
Due from related parties	$154,437	$20,412
Project costs	18,711	41,250
Deposits	174,308	14,000
Software, net	49,242	-
Total other assets	396,698	75,662

Total Assets	$4,519,468	$2,050,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued expenses	$91,676	$19,059
Due to related parties	16,500	34,750
Notes payable	228,421	-
Total Current Liabilities	336,597	53,809

Shareholders’ Equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of June 30, 2017 and September 30, 2016 respectively	-	-

Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of June 30, 2017 and September 30, 2016, respectively	-	-

Common stock; $0.001 par value; 100,000,000 shares authorized; 6,174,610 and 4,734,163 shares issued, issuable and outstanding as of June 30, 2017 and September 30, 2016, respectively	6,174	4,734
Additional paid-in capital	6,384,624	2,480,016
Subscription receivable	-	(400,000)
Accumulated deficit	(2,207,927)	(87,699)
Total equity	4,182,871	1,997,051
Total Liabilities and Shareholders’ Equity	$4,519,468	$2,050,860

*Derived from audited information

The accompanying notes are an integral part of these financial statements

Stem Holdings, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended	Period from Inception June 7, 2016 through	Nine months ended	Period from Inception June 7, 2016 through
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$-	-	$-	-

Consulting Fee’s	(40,000)	-	(89,500)	-
Professional Fee’s	(83,826)	-	(254,182)	-
General and administration	(316,594)	-	(528,578)	-
Impairment of advance - related party	-	-	(93,143)	-
Stock based compensation	(797,991)	-	(1,159,977)	-
Total expenses	(1,238,411)		(2,125,380)

Operating loss	$(1,238,411)	-	$(2,125,380)	-

Other income
Interest income	97	-	5,152	-
Total other income	97	-	5,152	-

Net loss before income taxes	(1,238,314)	-	(2,120,228)	-
Provision for income taxes	-		-
Net loss for the period	$(1,238,314)	-	$(2,120.228)	-

Basic and diluted loss per common share	$(0.21)	$0.00	$(0.39)	$0.00
Basic and diluted weighted average common shares outstanding	5,993,800	2,750,000	5,474,458	2,750,000

The accompanying notes are an integral part of these financial statements.

Stem Holdings, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

		For the period from
	For the Nine	Inception on June 7, 2016
	Months Ended June 30, 2017	through June 30, 2016

Cash Flows from Operating Activities:
Net loss for the period	$(2,120,228)	$-
Adjustments to reconcile net loss to cash used in operations
Stock-based compensation	1,159,977	-
impairment of advance – related party	93,143	-
Depreciation and amortization	96,585	-
(Increase) decrease in operating assets:
Prepaid expenses	24,936	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	89,117	-
Note payable
Net Cash Flows Used In Operating Activities	(656,470)	-

Cash Flows from Investing Activities:
Fixed asset purchases	(2,454,030)	-
Intangible property expenditures	(50,915)	-
Project cost expenditures	(18,711)	-
Advances to related entities	(336,918)	-
Deposits for leasehold improvements	(160,308)	-
Net Cash Flows used in Investing Activities	(3,020,882)	-

Financing Activities:
Proceeds from issuance of common shares	4,316,071	9,000
Principle payments on notes payable	(288,925)	-
Net Cash Flows Provided By Financing Activities	4,027,146	9,000

Net increase in cash and cash equivalents	349,794	9,000
Cash and cash equivalents at beginning of period	798,198	-
Cash and cash equivalents at end of period	$1,147,992	$9,000

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-Cash Supplemental information
Purchase of real estate with seller financing	$304,263	$-
Financed insurance	$213,083	$-
Project costs paid by shareholders on behalf of the Company	$41,250	$-

The accompanying notes are an integral part of these financial statements.

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Incorporation and operations and going concern

Stem Holdings, Inc. (the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company intends to purchase, improve, and lease properties for use in the cannabis production, distribution and sales industry beginning in the state of Oregon. In September and October 2016, the Company subleased its first production facility and acquired its first commercial location, respectively. In February 2017 and May 2017, the Company acquired its second commercial location and acquired its second production facility, respectively. The Company intends to enter into 4 leases for these properties (see Note 11).

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $2.2 million as of June 30, 2017. For the nine months ended June 30, 2017 we had a net loss of approximately $2.1 million. The Company believes that its purchase of the farm property in Mulino, Oregon to be probable (see Note 9), and will require the Company to invest $1.7 million in its purchase in the coming months. In addition, in July 2017, the Company has entered into 4 leases with tenants that are related to the Company and its officers and directors, in which it has committed the Company to build out its properties at an estimated cost of $4.7 million (see Note 11). Given the current cash balance of approximately $1.15 million, with the unknown amount of how much the leases noted above will generate over the coming months, these factors raise substantial doubt about the ability of the Company to continue to operate as a going concern for a period of at least one year after the date of the issuance of our audited financial statements for the upcoming period ended September 30, 2017.

Realization of a major portion of our assets as of June 30, 2017, is dependent upon our continued operations. The Company is dependent on generating additional revenue or obtaining adequate capital to fund operating losses until it becomes profitable. As noted above, the Company has entered into leases commencing in July 2017 covering 4 of its properties. In addition, the Company is evaluating various forms of financing which may be available to it, i.e., debt and/or equity financing while carefully evaluating the impact on share dilution. There can be no assurance that the Company will secure additional financing for working capital, increase revenues and achieve the desired result of net income and positive cash flow from operations in future years. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to report on a going concern basis.

2.	Summary of significant accounting policies

Basis of preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements included herein are unaudited. Such financial statements, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2017 or for any other period. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and because of this, for further information, readers should refer to the financial statements and footnotes included in its Form 10 for the fiscal year ended September 30, 2016 filed on June 21, 2017. The Company believes that the disclosures are adequate to make the interim information presented not misleading.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly-owned subsidiary, Patch International, Inc. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2017, the Company had deposits in a major financial institution that are held in a depository accounts and thus not covered by FDIC insurance.

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

Through June 30, 2017 the Company has not experienced impairment losses on its long-lived assets.

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

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Earnings per share

The Company presents basic and diluted per share amounts (“EPS”) data for its common shares. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. The Company’s calculation of diluted net loss per share excludes potential common shares as of June 30, 2017 as the effect would be anti-dilutive (i.e. would reduce the loss per share). As of June 30, 2017, the Company had issued 650,000 options exercisable into the common stock of the Company outstanding (see Note 6).

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

On October 28, 2016, the Company loaned $100,000 to certain officers and shareholders of the Company, under a promissory note (the “Note”) due March 30, 2017 which bears interest at rate of 12% per annum. The Note provides for monthly interest payments in the amount of $1,000 commencing December 1, 2016 until the Note is fully paid. On March 15, 2017, an extension was granted through July 1st, 2017 by which the indebtedness in the amount of $100,000 is to be liquidated by four equal monthly installments of $25,000 of which the Company has received the first $25,000 payment under the updated terms as of the date of this filing. As of June 30, 2017, the parties agreed that rather than the Payors repaying the Company the remaining balance on the note, the Payors, party to this agreement, will directly pay for certain agreed improvements on the properties to the extent of the remaining balance of the note. In exchange for this undertaking by the Payors party to this agreement, the Company agrees it shall cancel the indebtedness represented by the note, together with any interest accrued or to be accrued thereon. No payments were made by the debtors for improvements on behalf of the Company as of June 30, 2017. The Note is secured by a pledge of 50,000 shares of Company common stock owned by the debtors.

4.	Property, Plant & Equipment

At June 30, 2017 property and equipment consisted of the following:

Signage	$19,118
Furniture and equipment	90,612
Leasehold improvements	471,321
Architectural and Design	75,313
Buildings	1,578,627
Construction in progress(1)	564,552
Subtotal	2,799,543
Accumulated depreciation	(94,912)
Property, plant and equipment, net	2,704,631

(1)	Because the Company believes it is probable that it will close on the Mulino property (see Note 9), the Company has treated the costs to improve the property as construction in progress and not as project costs as of June 30, 2017.

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

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The note is non-interest bearing requires four monthly payments of $75,000 plus a final payment for the remaining amount due immediately thereafter. Due to the short-term nature of the note, the Company has not imputed any interest as it would be immaterial to the results for the period. As of June 30, 2017, the balance owed on the note was $79,263.

Depreciation expense was $94,912 for the period ended June 30, 2017

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

On January 20, 2017, the Patch Shareholders held their general meeting and they voted to be acquired by the Company. On January 23, 2017, the Company issued 1,048,762 of its shares to acquire 100% of the issued and outstanding shares of Patch for consideration in the amount of $2,452,058. The Company has been informed that two shareholders, representing less than 2% of Patch shares outstanding have chosen to not vote for the merger. Under Canadian law, the Company committed to purchase these shares for cash consideration in the amount $53,534.53 US dollars. The Company has treated the payment to acquire the dissenter shares as a reduction in the cash acquired.

The Company has not accounted for the acquisition of Patch as a business combination. Because Patch was a dormant entity with its only asset being cash, the acquisition was treated essentially as an acquisition of cash.

6.	Stock Purchase Options

During the nine months ended June 30, 2017, the Company entered into three separate consulting agreements, the first in November 2016, the second in January 2017 & February 2017, and the third in June 2017, and as part of those agreements agreed to issue a total of 500,000 options to purchase the common stock of the Company, with an exercise price of $2.40 per share and a term of 4 years. Pursuant to the first agreement to issue options to acquire a total of 200,000 of the Company’s common stock, options to acquire 100,000 shares vested immediately, options to acquire 50,000 shares that vest 6 months upon a registration statement being declared effective in which the underlying shares to the options are registered and the final option to acquire 50,000 shares vests 1 year after a registration statement is declared effective in which the underlying shares to the option are registered connection with the execution of a consulting agreement. Pursuant to the second consulting agreement, 100,000 options vested immediately and pursuant to the third consulting agreement, one third of option to acquire the 100,000 options vests immediately and the remaining two thirds vest monthly for the next 30 months which equals 2,222 a month. In June 2017, the Company agreed to issue options for a total of 200,000 shares of stock of the Company to three separate entities and individuals for consulting and professional services. All of the June 1, 2017 options had an exercise price of $2.40 per share, have a term of 4 years and the Company believes that the fair value of the underlying common on the date of issuance was $2.40 per share. The first 100,000 share issuance vested entirely at issuance, while the following two 50,000 share issuances vested quarterly over 1 year from issuance.

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In total, the Company recorded stock based compensation expense to the consultants of approximately $582,000 as a result of these options in the nine months ended June 30, 2017. In addition, due to the vesting provisions, the Company revalued the unvested options issued in the first and second fiscal quarter as June 30, 2017 and determined that the value of the options issued in the first quarter had reduced in value from the original valuation recorded by $0.97 per option share and the second quarter issuances had reduced in value by $0.79 per option share. This resulted in a reduction of consulting costs for the option based compensation of approximately $107,000 in the period ended June 30, 2017.

During the period ended June 30, 2017, the Company entered into two separate employment agreements, both dated June 1, 2017, and as part of those agreements agreed to issue a total of 150,000 options to purchase the common stock of the Company, with an exercise price of $2.40 per share and a term of 3 years. Pursuant to these agreements, 150,000 shares vested immediately month. In total, the Company recorded stock based compensation expense to the officers of $205,500 as a result of these options in the nine months ended June 30, 2017.

A summary of the change in stock purchase options outstanding for the period ended June 30, 2017 is as follows:

Remaining
Contractual
	Options	Exercise	Life
	Outstanding	Price	(Years)
Balance – September 30, 2016	-	-	-
Options issued	650,000	$2.40	4
Options expired	-	-	-
Options exercised	-	-	-
Balance – June 30, 2017	650,000	$2.40	4

The Company valued the options issued using a Black Scholes Merton option pricing model using the following assumptions:

Stock price on date of grant	$2.40
Risk free rate of interest	5.0%
Expected life of warrant – in months	48
Dividend rate	0
Historic volatility*	160-224%

* the Company has used the historic volatility of 6 companies engaged in providing ancillary type services to the cannabis industry as an approximation of its expected volatility.

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

7.	Shareholders’ Equity

Preferred shares

The Company has no preferred shares issued and outstanding as of June 30, 2017.

Common shares

The holders of common shares are not entitled to receive dividends, however, are entitled to one vote per share at meetings of the Company.

A summary of stock-based compensation for the nine months ended June 30, 2017 is as follows:

Stock Grants:		Stock Based
	Shares	Compensation Expense
Officers (common stock)	150,000	$360,000
Non-Employments Consultants (common stock)	50,000	$120,000

Total	200,000	$480,000

For both the employee and non-employee common stock grants noted above were valued at $2.40 per share in the quarter ended June 30, 2017.

The Company received subscriptions in a private placement offering and received amounts for its acquisition completed for the following shares during the nine months ended June 30, 2017:

●	During October 1, 2016 through June 30, 2017, 225,000 common shares at $2.40 per share to unaffiliated investors for $540,000.

●	During October 1, 2016 through June 30, 2017, 50,000 common shares at $0.15 per share to unaffiliated investor for $7,500.

●	In February 2017, 1,048,782 common shares to acquire the stock of Patch International, Inc. and receipt of $2,398,523.

Subscription receivable

During the nine months ended June 30, 2017, the Company collected in full its subscription receivable of $1,170,000 for the issuance of 487,500 common shares that was outstanding as of September 30, 2016. This is included in the total above.

On August 30, 2016, the Company received a subscription for $800,000 for the issuance of 333,333 shares and issued 166,666 shares of common stock, to be held in escrow, pending the receipt of $400,000. According to the securities purchase agreement with the shareholder, the payment was received and the common shares are to be released from escrow on or before April 15, 2017. On April 7, 2017, the Company and Investor amended the original agreement to reduce the subscription entered from its original total of $800,000, of which $400,000 was a receivable to $600,000 comprising an aggregate of 250,000 shares of the Company’s common stock. The remaining balance of the then updated subscription receivable of $200,000 was satisfied and received in April 2017.

These amounts are not included in the subscription totals for the nine months ended June 30, 2017 noted above.

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

8.	Related party transactions

Prior to the formation of the Company, one of its shareholders entered into an agreement to acquire a commercial property located in Eugene Oregon, as more fully described in Note 4, which sale agreement was later transferred to the Company (see Note 9) after its formation. That shareholder and two other shareholders also advanced funds that were applied as escrow deposits upon closing in the amount of $34,750 which has been included as an asset as part of project costs and in current liabilities section of these financial statements as Due to Shareholders. As of June 2017, $29,250 was repaid to one of the shareholders.

During the period ended September 30, 2016, the Company advanced $20,412 in payment of legal fees to entities being formed by certain shareholders of the Company, which is shown as a long term related party receivable in these financial statements. In December 2016, the Company advanced, on behalf of the related entities, an additional $45,000 in payment of legal fees and a payment of $4,750 for licensing fees, on behalf of related entities, to the Oregon Liquor Control Commission, the entity that regulates cannabis production and distribution in Oregon.

In the quarter ended March 31, 2017, the Company determined that it could no longer continue capitalizing the amounts advanced and impaired approximately $93,000 (the amounts advanced during that quarter). In the quarter ended June 30, 2017, the Company believed it could capitalize the advances made during the quarter ended June 30, 2017 because in July 2017, as part of the lease agreements entered into with the related parties (see Note 11), the leases contained agreements to repay those amounts advanced to date. As of June 30, 2017, the Company has recorded as receivable from the related parties $154,437. Should collection occur in future periods of the amounts previously impaired, the Company will record those as income at the time of collection.

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

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur (see below), additional real estate assets held by entities related to those shareholders. In September 2016, the Company entered into the lease as more fully described above, and in November 2016, acquired a property after the shareholder that owned the purchase agreement transferred that purchase agreement to the Company, in accordance with the Multi Party agreement (see Note 4). As of the date of these financial statements, the Company has entered into negotiations for the acquisition of the third property in Mulino, Oregon, but as of yet has not exchanged final closing documents (see below). Should the Company obtain in excess of $10,000,000 through a combination of its private placements and its merger with Patch Holdings, Inc. (see Note 5), it is required to purchase certain real estate properties owned by entities affiliated with certain of its shareholders.

In addition, certain shareholders of the Company have begun organizing entities that will operate directly in the cannabis industry, and the Company leases its properties to these entities. The Multi Party Agreement also requires that in the event that the US Government amends Title 21 of the United States Code, otherwise known as the Controlled Substances Act, to remove cannabis as a Schedule I drug, and the Company raises more than $10 million in equity and merger funding, the Company is required to enter into agreements to acquire those related entities and issue such equity that the shareholders of the related entities obtain 75% of the then issued and outstanding equity of the Company, regardless of the profitability or financial condition of the related entities at the time of their acquisition.

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In February 2017, the Company entered into a 1-year lease for the occupancy of the Company’s corporate office located in Boca Raton, Florida. The lease requires the Company to pay a base rental fee of $785.00 per month. All taxes, maintenance and utilities are included. In addition, the Company also remitted $785 for a security deposit to the landlord.

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

On April 15, 2017, the Company entered into a “Contract for Sale” for a farm property in Mulino Oregon, pursuant to which the seller will sell the premises to the Company upon the completion of the Company’s due diligences investigations and completion of the closing conditions precedent to each party’s obligations under the Contract for Sale. The purchase price is $1,700,000 that will be reduced by a rental credit of $105,000 (as indicated below) which is equivalent to 7 months at $15,000 a month. A note payable will be executed in the amount of $1,200,000 with a maturity two years from closing date. The balance of $395,000 will be paid at closing which shall occur the earlier of (i) the 30th day after the Company obtains Water Rights from Oregon Liquor Control Commission (“OLCC”) permits, and (ii) October 5, 2017, or such other date as the parties may agree upon in writing. In April 2017 in order for the Company to make use of the Premises while completing its due diligence and while the parties complete their conditions to closing under the Contract for Sale, seller and Company have agreed to lease the premises to Company upon the following terms and conditions. The term of the lease commences April 5, 2017 and expires the earlier to occur 1) the termination of the contract of sale by either party thereto in accordance with its terms; 2) the closing date. The lease requires the Company to pay a base rental fee of $15,000 for the first 7 months with no lease deposit required. All taxes (including real estate taxes, and personal property taxes) are the responsibility of the Company. As of the date of filing of this Form 10-Q, the Company believes it probable that it will close on the Contract for Sale of the property.

In June 2017, the Company entered into an investor relation advisory agreement with an unrelated third party with a term of 12 months. As part of that agreement, the third party agreed to provide assistance for the Company with respect to strategic investor relations, road shows, investment banking, and corporate presentations. These services to the Company are exchanged for a $6,000 a month.

During the nine months ended June 30, 2017, the Company incurred total rent expense of $101,915.

10.	Note Payable

As of February 2017, the Company entered into a 10-month premium finance agreement and disclosure statement in consideration for a one year Directors and Officers insurance policy in the principal amount of $212,500 and an additional service fee, included in the financed principal of $5,700. The note bears an annual interest rate of 5.81% and requires the Company to make monthly payments of $21,820 over the term of the note. As of June 30, 2017, the obligation left on the note is $149,158.

11.	Subsequent events

Subsequent to June 30, 2017, and up to the date of this filing, 78,583 shares of our common stock, as part of our continuing private placement at $2.40 per share, were issued for consideration of $188,600 in cash.

In July 2017, the Company commenced rental operations through real estate leases with entities that engage in the cultivation, processing and sale of cannabis. All of the leases noted below have entities as lessees that are related parties to the Company (through common ownership and management). As part of the lease agreements noted below, the Company has committed to funding buildouts separate from the actual purchase price of the properties that in total amounts to approximately $4.7 million.

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1027 Willamette

In July 2017, the Company entered into an operating lease agreement with a marijuana dispensary (the “Lessee”) to move into the Company’s acquired property located at 1027 Willamette Street in Eugene, Oregon. The lease agreement is for a base term of ten years (see note below) and a monthly rent obligation of $13,800, subject to annual increases of 3% per year, plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for one five-year term, on the same terms as provided in the lease agreement.

Springfield Suites

In July 2017, the Company entered into a lease agreement for its property and warehouse building located at 800 N 42nd street in Springfield, Oregon. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $64,640, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. Rent will begin to accrue on the date plant growing commences on the property and rental payments will begin after first harvest. The Company expects to treat such period as a free rental period for accounting purposes. At the time rental payments begin, the total of base rent and additional rent will not be less than $1.00 per foot for light assisted greenhouse and $.25 per usable square foot for un-light assisted greenhouse or outdoor grow space.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

14336 S. Union Hall Road Mulino

In July 2017, the Company entered into a lease agreement for its property located at 14336 South Union Hall Road in Mulino, Oregon. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $18,750, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes shall be paid by the Tenant and insurance costs paid by the Company. Rent will begin to accrue on the date plant growing commences on the property and rental payments will begin after first harvest. The Company expects to treat such period as a free rental period for accounting purposes. At the time rental payments begin, the total of base rent and additional rent will not be less than $1.00 per foot for light assisted greenhouse and $.25 per usable square foot for un-light assisted greenhouse or outdoor grow space.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five year term, on the same terms as provided in the lease agreement.

7827 SE Powell

In July 2017, the Company entered into a lease agreement for its acquired property located at 7827 SE Powell Blvd. in Portland, Oregon. The lease agreement is for a term of ten years and a monthly rent obligation of $6,523, subject to annual increases of 3% per year. Maintenance and real property taxes shall be paid by the Tenant and insurance paid by the Company. Additional rents will be added to pay landlord back for tenant improvements by the end of the first term of the lease, payments will include annual interest at 12% compounded monthly.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

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

For the period from June 7, 2016 (date of inception) to September 30, 2016, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the three and nine months ended June 30, 2017, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

OVERVIEW

Stem Holdings, Inc. (the “Company” or “Stem”) is a Nevada corporation incorporated on June 7, 2016. The Company was formed to purchase, improve, and lease properties and finance assets which are operated by third parties and are used for the cultivation and retail sale of marijuana. During the nine months ended June 30, 2017, the Company was an early stage company which was only engaged in initial capital formation and general and administrative activities related to formation of the company. No comparison to prior periods are available in this discussion.

Summary of Results

	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017

Revenues	$0.00	$0.00
Net (loss)	$(1,238,314)	$(2,120,228)
Basic and diluted earnings (loss) per share	$(0.21)	$(0.35)

There is no comparable financial information for any prior periods as the Company was formed on June 7, 2016.

Financial overview of the Three Months and Nine Months Ended June 30, 2017

The Company had no revenues during the three and nine-month periods ended June 30, 2017. The Company incurred an aggregate of general and administrative expense of $528,578 and $316,594 during the nine month and three month periods ended June 30, 2017, respectively. For the three and nine months ended June 30, 2017, the Company incurred professional fees of $83,826 and $254,182, respectively, a significant portion of which are related to the Company’s filing of its Form 10 Registration Statement. The Company expects that as its activities increase over time, its general and administrative and professional fee costs will increase. Consulting costs and compensation of directors, officers and employees will fluctuate as the Company attempts to identify early stage prospects for possible future purchase consideration and continues to use equity instruments as forms of compensation for those services. Through the nine months ended June 30, 2017, the Company raised an aggregate of $4.32 million through the sale of common stock, after paying costs of raising those funds, and net of the amounts paid to dissenting Patch International, Inc. shareholders.

The Company expects to continue to incur general and administrative costs at rates consistent with its past results while it continues to acquire and then upgrade the properties its acquire. The Company expects that it will begin realizing revenues from renting the properties it has acquired and upgraded in the 4th quarter of fiscal 2017.

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

Properties

(1) The Company owns a property located at 1027 Willamette Street, Eugene, Oregon, which is an operating cannabis dispensary.

(2) The Company leases a property located at 800 N. 42nd Street, Springfield, Oregon which it intends to develop into a 16,000-sq. ft. indoor cannabis growing facility. The Company is the lessee under a Lease with an initial term of five (5) years together with renewal options on the part of the Company for four (4) five-year renewal periods. The lease commenced November 15, 2016 at an initial base rental of $7,033 per month, escalating by a factor of two percent (2%) per year during the term, or any extension thereof.

(3) The Company owns property located at 7827 SE Powell Blvd., Portland, Oregon, which it intends to develop into a cannabis dispensary.

(4) The Company leases and has an agreement to ultimately purchase a farm property located in Mulino, Oregon. Under the terms of the Lease Agreement, the Company agreed to lease the property for a term commencing April 5, 2017 and terminating the date of termination of the Contract of Sale or a closing under the Contract of Sale for a monthly rental of $15,000. The purchase price under the Contract of Sale is $1,700,000 and the closing is to occur on the earlier of the purchaser obtaining certain water rights with respect to the property or October 5, 2017. In order to fund the purchase price, the Company will be required to fund $500,000 of the purchase price at time of closing and will deliver a note to the seller for approximately $1.2 million, which will require monthly payments of $13,500 including interest at a rate of 2% per annum over 24 months. The maturity of the note is 2 years following the closing of the purchase of the property. In addition, in the event that the Company deploys more than $10 million in investment in real estate assets, the Company is required to acquire certain real estate properties from certain of the Company’s shareholders and their affiliated entities. Each of these properties will be leased on a double net basis to qualified tenants. The Company will not be involved in the operation of these properties or in the growing or sale of cannabis.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of $1,147,992 as of June 30, 2017. On January 30, 2017, the shareholders of Patch International, Inc. voted to be acquired by the Company. As a result of the merger with Patch International, Inc., the Company received approximately $2.4 million which was on Patch’s books at the time of acquisition, net of amounts paid to dissenting Patch International, Inc. shareholders.

Our primary uses of cash have been for salaries, fees paid to third parties for professional services, property operating expenses, general and administrative expenses, and the acquisition and development of rental properties. All funds received have been expended in the furtherance of growing the business. We have received funds from financing activities such as from the sale of our common stock. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,
●	Acquisition and buildout of rental properties;
●	Addition of administrative and sales personnel as the business grows and
●	The cost of being a public company.

We currently have committed that we would need to spend approximately $3,700,000 on capital expenditures for the expansion and buildout of our Powell and Springfield Property and in addition $1,700,000 to purchase Mulino. These capital expenditures are contingent upon several factors including: the Company obtaining financing for the development of the premises and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company.

We have used our available funds to fund our operating expenses, pay our obligations, acquire and develop rental properties, and grow our company. We need to raise significant additional capital or debt financing to acquire new properties, to develop existing properties, and to assure we have sufficient working capital for our ongoing operations and debt obligations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Stem since between April 1, 2017 and August 8, 2017:

	Date	Number of Shares	Security	Price US$
Investors in $2.40/share Offering	4/5/2017-8/8/2017	222,748	Common Stock	$2.40
Officer’s Compensation	8/8/2017	150,000	Common Stock	$2.40

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d- 14(a) of the Securities Exchange Act of 1934, as amended

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEM HOLDINGS, INC.

August 21, 2017	By:	/s/ Adam Berk
Adam Berk, President and Chief Executive Officer

