Form 10-K
period 2017-09-30
Stem Holdings, Inc.
filed 2018-01-16
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-55751

STEM HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Nevada	61-1794883
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20283 State Rd 7, Building 400, Suite 420

Boca Raton, FL 33498

(Address of principal executive offices) (Zip Code)

Registrant’s telephone Number: (561) 237-2931

Securities registered pursuant to section 12(g) of the Act:

Common Stock par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [X] Yes [  ] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the Company’s common stock

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,966,194 shares of common stock par value $0.001 as of January 12, 2018

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

This Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Form 10-K generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate Structure

Stem Holdings, Inc. was organized on June 7, 2016 as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes. The Company’s principal office is located at 20283 State Rd 7, Boca Raton, FL 33498. The Company has one subsidiary, Patch International, Inc., which is wholly-owned by the Company. Patch International, Inc. has no business operations at this time.

Overview of the Business

The Company was formed to purchase, lease and improve certain real estate properties (the “Properties”), initially in the State of Oregon, which are or will be utilized as either state-licensed cannabis selling retail establishments or state-licensed cannabis growing facilities. The Company operates as a real estate holding company, with a direct focus on providing properties advantageous to growers and sellers in the regulated cannabis industry, and does not intend to initially engage in any direct operations with respect to its properties other than activities related to the leasing of properties, funding of capital improvements and administration of its leases and provision of financing to certain lessees. As such, its revenues will only comprise passive rental and interest income and its operating expenses will be limited to the general and administrative expense associated with such activity.

The initial business of the Company was detailed in a multiparty agreement dated as of August 4, 2016, as revised on October 24, 2016 (“Multiparty Agreement”), by and among the Company and the following entities, which are affiliates of the founders of the Company: Oregon Acquisitions, JV LLC, Gated Oregon Holdings LLC, Kind Care Holdings, LLC, and Never Again Real Estate, LLC. The Multiparty Agreement detailed the following:

●	the relationships between the various founders of the Company and their respective affiliated entities, as well as the initial share ownership in the Company;

●	certain proposed real estate transactions to be undertaken by the Company together with the business terms and structures related to these transactions;

●	the rental terms and lessees for the properties identified by the parties;

●	the terms of a right of first refusal with respect to the acquisition of additional properties;

●	certain terms related to additional investment in the Company by the founders and the terms and conditions thereof; and

●	the terms and conditions of the potential acquisition of the operating companies and three other currently operating companies by the Company under specified circumstances.

The Multiparty Agreement contemplates that the initial Properties owned by the Company and identified in the Multiparty Agreement (and as further described below) will be leased by the Company to subsidiaries of OpCo Holdings, Inc. (“OpCo”). Opco is a company formed in 2016 by the Company’s founders and their affiliates for the purpose of operating multiple cannabis-related businesses initially in the State of Oregon, and the Company’s founders and their affiliated entities directly and indirectly collectively own approximately 24.06% of the outstanding stock of Opco.

The following is an overview of acquisitions completed by the Company:

In September 2016, the Company entered into a 10-year lease with respect to certain property located in Springfield, OR (the “42nd Street Property”) with the landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. The Company has subleased this space effective July 1, 2017.

On November 1, 2016, the Company acquired certain property located in Eugene, OR (the “Willamette Property”) for a total cash purchase price plus closing costs of approximately $918,000.

On February 6, 2017, the Company acquired certain real property located at 7827 SE Powell Blvd, Portland, OR 97206 (the “Powell Property”) for a total purchase price plus closing costs of approximately $656,498. As part of the consideration for closing on the property, the Company issued a short term note payable to the seller in the Amount of approximately $304,000.

The note is non-interest bearing requires four monthly payments of $75,000 plus a final payment for the remaining amount due immediately thereafter plus fees. Due to the short-term nature of the note, the Company has not imputed any interest as it would be immaterial to the results for the period. The Company and note holder have come to an agreement subsequent to September 30, 2017 to reduce by $75,000 the balance due under the note, due to the Seller breaching certain sections of the Purchase and Sale Agreement dated November 15, 2016. As of September 30, 2017, the balance owed on the note was approximately $4,000.

On April 15, 2017, the Company entered into a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”), pursuant to which the seller will sell the premises to the Company upon the completion of the Company’s due diligence investigations and completion of the closing conditions precedent to each party’s obligations under the Contract for Sale. The purchase price is $1,700,000 which will be reduced by a rental credit of approximately $135,000, which is equivalent to nine months’ rent at $15,000 a month. In addition, the Seller has granted the Company a credit to be reflected upon closing in the amount $9,500 for improvements made by the Company to the property. The Company expects that the closing of the property purchase will take place in January 2018. In connection with the purchase of the property, the Company will make a cash payment in the amount of $362,254 and will issue a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. In April 2017, in order for the Company to make use of the premises pending closing of the purchase of the property, the Company agreed to lease the premises from the seller for a term commencing April 5, 2017 and expiring on the earlier of: (i) the termination of the Contract for Sale by either party thereto in accordance with its terms; and (ii) October 5, 2017. The lease requires the Company to pay a base rental fee of $15,000 for the first nine months with no lease deposit required. All taxes accruing during the lease term (including real estate taxes and personal property taxes) are the responsibility of the Company. In October 2017, both parties agreed to extend the lease through January 2018.

Leasing of Properties

Willamette Property. In July 2017, the Company entered into an operating lease agreement with a marijuana dispensary, as lessee, to move into the Company’s Willamette Property. The lease agreement is for a base term of ten years and a monthly rent obligation of $13,800, subject to annual increases of 3% per year, plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the lessee and insurance costs paid by the Company. Rent commenced in August 2017 and the lease is in good standing as of the date of this Report. Upon the expiration of the term of ten years, the lessee has the option to renew the lease agreement for one five-year term, on the same terms as provided in the lease agreement.

42nd Street Property. In July 2017, the Company entered into a lease agreement for the 42nd Street Property. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $64,640, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the lessee and insurance costs paid by the Company. Rent will begin to accrue on the date plant growing commences on the property and rental payments will begin at the end of their cannabis growing season by the end of April 2018 and we therefore expect cash payments under the lease to commence in May 2018. The Company expects to treat such period as a deferred rental period for accounting purposes. At the time rental payments begin, the total of base rent and additional rent will not be less than $3.00 per foot. The lease is in good standing as at the date of this Report. Upon the expiration of the term of ten years, the lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

Mulino Property. In July 2017, the Company entered into a lease agreement for the Mulino Property. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $18,750, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes shall be paid by the lessee and insurance costs paid by the Company. Rent will begin to accrue on the date plant growing commences on the property and rental payments will begin at the end of their cannabis growing season by the end of April 2018 and we therefore expect cash payments under the leases to commence in May 2018. The Company expects to treat such period as deferred rent for accounting purposes. At the time rental payments begin, the total of base rent and additional rent will not be less than $1.00 per foot for light assisted greenhouse and $.25 per usable square foot for un-light assisted greenhouse or outdoor grow space. Upon the expiration of the term of ten years, the lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

Powell Property. In July 2017, the Company entered into a lease agreement for the Powell Property. The lease agreement is for a term of ten years and a monthly rent obligation of $6,523, subject to annual increases of 3% per year. Maintenance and real property taxes shall be paid by the lessee and insurance paid by the Company. Additional rents will be added to pay landlord back for tenant improvements by the end of the first term of the lease. Payments will include annual interest at 12% compounded monthly. Rent will begin to accrue July 2017 through January 2018 and rental payments will begin February 2018, or when the dispensary begins business. The Company expects to treat such period as deferred rent for accounting purposes. Upon the expiration of the term of ten years, the lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

Significant Events and Milestones Under Multiparty Agreement

Per the terms of the Multiparty Agreement, once the Company has invested an aggregate of $10 million in real estate properties (“Milestone 1”), the Company will be obligated to purchase two additional specified properties from parties to the Multiparty Agreement for aggregate consideration of $1,000,000 within ninety (90) days of achieving Milestone 1.

A right of first refusal granted to the Company to acquire each new parcel of real property identified by various parties to the Multiparty Agreement as suitable for production or retail of cannabis in the State of Oregon. This right of first refusal shall remain in effect so long as the Company has invested at least an aggregate of $8 million in real properties by January 30, 2019 and has invested at least an aggregate of $13 million in real properties by January 30, 2019.

Notwithstanding the foregoing, the achievement of the aforementioned milestones with respect to the continuation of the right of first refusal will be excused if aggregate rental income from all Company-owned properties does not meet the following criteria:

(i) First Quarter Achievement Threshold (“FQAT”)

●	$1.2 million (annualized) during any calendar quarter, commencing on or after October 1, 2017;
●	Right of first refusal may be terminated within 12 months following the last day of the quarter in which the FQAT is met;
●	Stem may revive the right of first refusal by investing an additional $5 million into additional real properties by the last day of the 12-month period.

(ii) Second Quarter Achievement Threshold (“SQAT”)

●	$3.2 million (annualized) during any calendar quarter, commencing on or after January 1, 2019;
●	Right of first refusal may be terminated within 12 months following the last day of the quarter in which the SQAT is met; and
●	Stem may revive the right of first refusal by investing an aggregate of $8 million into additional real properties by the last day of the 12-month period.

(iii) Third Quarter Achievement Threshold (“TQAT”)

●	$5 million (annualized) during any calendar quarter, commencing on or after June 1, 2019;
●	Right of first refusal may be terminated within 12 months following the last day of the quarter in which the TQAT is met; and
●	Stem may revive the right of first refusal by investing an aggregate of $13 million into additional real properties by the last day of the 12-month period.

Each of the properties owned or leased by the Company will be leased to subsidiaries of Opco Holdings. The Company will not initially be directly involved in the operation of these properties or in the growing or sale of cannabis.

Each of the subsidiaries of Opco Holdings is obligated to purchase Preferred Shares under certain specified terms and conditions:

Obligation to Purchase Preferred Shares

After the Company invests an aggregate of $13 million in real properties, but before the Company is legally able to engage in the operating of the properties, all subsidiaries of Opco Holdings are required by the Multiparty Agreement to allocate an amount equal to at least 50% of its post-tax, net operating income to purchase Preferred Shares on the following terms:

(a)	Redeemable 20 years after issuance;
(b)	Annual dividend of 3%;
(c)	Convertible into Common Shares at the higher of:
(i) $10 per Common Share (adjusted for share exchange, reclassification, combination, dividend, split, or similar event); or
(ii) Average closing price of Common Shares for the 20 trading days prior to conversion date; and
(d)	Such other preferences, rights, privileges, and limitations upon which the parties may mutually agree.

Company purchase of Opco businesses

As long as the Company has fully satisfied all of its obligations and milestones pursuant to the Multiparty Agreement, the Company will have the obligation to acquire the business operations of Opco Holdings and its subsidiaries, and Oregon Acquisitions, Gated Oregon and Kind Care shall each have the obligation to sell such operations, within a reasonable time after the Company receives a legal opinion that the operation of the Opco marijuana businesses in the State of Oregon by Stem will not violate any federal or state laws. However, the Company has no reason to believe that a change in federal law is forthcoming or likely either in the near term or long term, and accordingly there is no assurance that such a purchase will occur.

Upon the acquisition of Opco’s business operations (if it occurs), all Preferred Shares issued to Opco shall be converted into Common Shares.

Growth Strategy

The Company’s business plan involves the potential deployment of approximately $13,000,000 in capital to purchase, lease and build-out turnkey marijuana facilities over three phases:

●	Phase 1: $3,000,000 to acquire and improve one dispensary, one indoor growing facility and one outdoor growing facility;
●	Phase 2: $5,000,000 to acquire and improve one dispensary, two indoor growing facilities and one outdoor growing facility;
●	Phase 3: $5,000,000 to acquire and improve one dispensary, two indoor growing facilities and one outdoor growing facility.

The timing of this growth strategy will be based on the availability of funding and appropriate facilities to the Company.

Principal Products and Markets

The Company’s principal operations relate to the leasing of properties, funding of capital, tenant improvements and administration of its leases and provision of financing to certain lessees. As such, its revenues will only comprise passive rental and interest income and its operating expenses will be limited to the general and administrative expense associated with such activity. The Company’s principal market is in the State of Oregon.

In July 2017, the Company commenced rental operations through real estate leases with entities that engage in the cultivation, processing and sale of cannabis. As at September 30, 2017, the Company recorded approximately $326,000 in rental income for the three months ended September 30, 2017.

Production and Sales

The Company’s business requires that it possess or be in a position to access specialized knowledge and expertise regarding the state-licensed cannabis industry and those persons and entities who are involved in the industry. The Company believes that its management has such specialized expertise and experience, and the Company retains legal counsel that has recognized expertise in the industry. The Company does not believe that any aspect of its business is either: (i) cyclical or seasonal; or (ii) dependent on any particular franchise or license or other agreement to use a patent, formula, trade secret, process or trade name. The Company has not identified any specific environmental protection issues which will affect its business. The Company does not own identifiable intangible properties.

The Company is dependent on the financial solvency of its lessees and revenues could be adversely affected in a material way should any lessee not be able to maintain lease payments on a regular or consistent manner. Notwithstanding the foregoing, the Company believes that no property is so identified with a particular tenant that the Company could not identify and obtain a successor lessee in the event of any default by a tenant in the payment of rent. Given that the Company has not achieved a critical mass of properties, the default by any single tenant will have a material impact on the Company’s finances for an indeterminate period of time.

The Company does not believe that its operations are dependent on any factors within the general economy. However, any material changes in either U.S. federal law enforcement priorities or the law of the State of Oregon affecting the cultivation and sale of cannabis could have a material impact on the Company’s business, particularly since the growth, marketing, sale, and use of marijuana is illegal under federal law.

Company Funding

Private Placement Transactions

The Company has sold shares of its common stock in private placement transactions under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder and certain exemptions of the laws of the jurisdictions where any offering is made. In particular, as of January 8, 2018, the Company has conducted the following private placement transactions:

●	In June 2016, the Company issued 2,750,000 shares of founders’ common stock at $0.001 per share;

●	In July and August 2016, the Company conducted its initial private placement transaction selling 1,060,000 shares of its common stock at $0.15 per share to unaffiliated investors, resulting in gross proceeds of $159,000;

●	Beginning in August 2016, the Company commenced an offering of Company Common Stock at $2.40 per share. Through January 11, 2018, the Company has sold an aggregate of 2,308,245 shares in this offering with gross proceeds of $5,539,800. This offering, as amended, is ongoing.

Share Issuances to Consultants

●	On December 1, 2016, the Company entered into a 1 year services agreement and as part of that agreement entered into a private placement and issued 50,000 shares of its common stock and received cash in the amount of $7,500 ($0.15 per share). The Company also issued to the consultant options to purchase 200,000 shares of Company common stock for a period of four years at an exercise price of $2.40 per share.

●

On January 1, 2017, the Company entered into a services agreement with a consultant to provide accounting and reporting services and agreed to issue 10,000 shares of common stock. On June 1, 2017, the agreement was amended to provide for an issuance of an aggregate of 50,000 shares of Company common stock which was valued at $120,000 ($2.40 per share). The Company also issued to the consultant options to purchase 100,000 shares of Company common stock for a period of four years at an exercise price of $2.40 per share.

●	On June 1, 2017, the Company entered into a services agreement with a consultant to provide certain financial services and agreed to issue 50,000 shares of common stock as part of the compensation for those services, which were valued at $120,000 ($2.40 per share).

Investors who acquired shares of our common stock in the foregoing private placement transactions were all accredited investors and were required to complete, execute and deliver a subscription agreement and related documentation, which included customary representations and warranties, certain covenants and restrictions and indemnification provisions.

Patch Transaction

In November 2016, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) with Patch International Inc. (“Patch”), a company incorporated in the Province of Alberta, Canada, whereby the Company agreed to acquire all of the issued and outstanding shares of Patch by way of a plan of arrangement under Section 193 of the ABCA (the “Arrangement”). In order to close the transaction, Patch was required to submit the Arrangement for approval to the Alberta Court of Queen’s Bench (the final order was granted on January 20, 2017), hold a general meeting of its shareholders and have the shareholders vote to approve the arrangement (which took place on January 19, 2017), and certain other customary requirements. As of the time of the Arrangement Agreement, Patch did not have any operations and was considered a dormant entity.

On January 20, 2017, the Company completed the Arrangement and issued 1,048,782 Common Shares to the former shareholders of Patch. The aggregate cash held by Patch at the closing was approximately $2,400,000, after accounting for buyout payments made to Patch shareholders who declined to participate in the transaction.

Employees

As of September 30, 2017, the Company had five employees, some of whom devote their full time to the Company’s operations. The Company intends to increase staff as warranted by its operations and market conditions. Three employees have an employment agreement. No employee is covered by a collective bargaining agreement.

Website.

The Company operates a website at www.stemholdings.com

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

In February 2017, the Company entered into a 1-year lease for the occupancy of the Company’s corporate office located in Boca Raton, Florida. The lease requires the Company to pay a base rental fee of $785.00 per month. All taxes, maintenance and utilities are included. In addition, the Company also remitted $785 for a security deposit to the landlord.

In September 2016, the Company entered into a 10-year lease with respect to certain property located in Springfield, OR (the “42nd Street Property”) with landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. The Company has subleased this space effective July 1, 2017.

On November 1, 2016, the Company acquired certain property located in Eugene, OR (the “Willamette Property”) for a total cash purchase price plus closing costs of approximately $918,000.

On February 6, 2017, the Company acquired certain real property located at 7827 SE Powell Blvd, Portland, OR 97206 (the “Property”) for a total purchase price plus closing costs of approximately $656,498. As part of the consideration for closing on the property, the Company issued a short term note payable to the seller in the Amount of approximately $304,000.

The note is non-interest bearing requires four monthly payments of $75,000 plus a final payment for the remaining amount due immediately thereafter plus fees. Due to the short-term nature of the note, the Company has not imputed any interest as it would be immaterial to the results for the period. The Company and note holder have come to an agreement subsequent to September 30, 2017 to reduce by $75,000 the balance due under the note, due to the Seller breaching certain sections of the Purchase and Sale Agreement dated November 15, 2016. As of September 30, 2017, the balance owed on the note was approximately $4,000.

On April 5, 2017, the Company agreed to lease a property in Mulino, OR upon the following terms and conditions. The term of the lease commenced on April 5, 2017 and expires the earlier of: (i) the termination of the Contract for Sale (see below) by either party thereto in accordance with its terms; and (ii) October 5, 2017. The lease requires the Company to pay a base rental fee of $15,000 per month. All taxes (including real estate taxes and personal property taxes) are the responsibility of the Company.

On April 15, 2017, the Company entered into a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”), pursuant to which the seller will sell the premises to the Company upon the completion of the Company’s due diligence investigations and completion of the closing conditions precedent to each party’s obligations under the Contract for Sale. The purchase price is $1,700,000 which will be reduced by a rental credit of approximately $135,000, which is equivalent to nine months’ rent at $15,000 a month. In addition, the Seller has granted the Company a credit to be reflected upon closing in the amount $9,500 for improvements made by the Company to the property. The Company expects that the closing of the property purchase will take place in January 2018. In connection with the purchase of the property, the Company will make a cash payment in the amount of $362,254 and will issue a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. In April 2017, in order for the Company to make use of the premises pending closing of the purchase of the property, the Company agreed to lease the premises from the seller for a term commencing April 5, 2017 and expiring on the earlier of: (i) the termination of the Contract for Sale by either party thereto in accordance with its terms; and (ii) October 5, 2017. The lease requires the Company to pay a base rental fee of $15,000 for the first nine months with no lease deposit required. All taxes accruing during the lease term (including real estate taxes and personal property taxes) are the responsibility of the Company. In October 2017, both parties agreed to extend the lease through January 2018.

Leasing of Properties

Willamette Property. In July 2017, the Company entered into an operating lease agreement with a marijuana dispensary, as lessee, to move into the Company’s acquired property located at the Willamette Property. The lease agreement is for a base term of ten years and a monthly rent obligation of $13,800, subject to annual increases of 3% per year, plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the lessee and insurance costs paid by the Company. Rent commenced in August 2017 and the lease is in good standing as at the date of this Report. Upon the expiration of the term of ten years, the lessee has the option to renew the lease agreement for one five-year term, on the same terms as provided in the lease agreement.

42nd Street Property. In July 2017, the Company entered into a lease agreement for the 42nd Street Property. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $64,640, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the lessee and insurance costs paid by the Company. Rent will begin to accrue on the date plant growing commences on the property and rental payments will begin at the end of their cannabis growing season by the end of April 2018 and we therefore expect cash payments under the lease to commence in May 2018. The Company expects to treat such period as a deferred rental period for accounting purposes. At the time rental payments begin, the total of base rent and additional rent will not be less than $3.00 per foot. The lease is in good standing as at the date of this Report. Upon the expiration of the term of ten years, the lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

Mulino Property. In July 2017, the Company entered into a lease agreement for the Mulino Property. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $18,750, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes shall be paid by the lessee and insurance costs paid by the Company. Rent will begin to accrue on the date plant growing commences on the property and rental payments will begin at the end of their cannabis growing season by the end of April 2018 and we therefore expect cash payments under the leases to commence in May 2018. The Company expects to treat such period as deferred rent for accounting purposes. At the time rental payments begin, the total of base rent and additional rent will not be less than $1.00 per foot for light assisted greenhouse and $.25 per usable square foot for un-light assisted greenhouse or outdoor grow space. Upon the expiration of the term of ten years, the lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

Powell Property. In July 2017, the Company entered into a lease agreement for the Powell Property. The lease agreement is for a term of ten years and a monthly rent obligation of $6,523, subject to annual increases of 3% per year. Maintenance and real property taxes shall be paid by the lessee and insurance paid by the Company. Additional rents will be added to pay landlord back for tenant improvements by the end of the first term of the lease. Payments will include annual interest at 12% compounded monthly. Rent will begin to accrue July 2017 through January 2018 and rental payments will begin February 2018, or when the dispensary begins business. The Company expects to treat such period as deferred rent for accounting purposes. Upon the expiration of the term of ten years, the lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of the date of this Annual Report, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The Company’s common stock is not currently listed on any exchange or quotation service and, as a result, there is no market for such stock.

Holders

As of January 12, 2018 there were 6,966,194 shares of common stock outstanding and approximately 227 stockholders of record.

Transfer Agent and Registrar

Our transfer agent is Corporate Stock Transfer, 3200 Cherry Creek Dr. South Suite 430 Denver, CO 80209; telephone (303) 282-4800.

Dividend Policy

We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us from Inception (June 7, 2016) through January 8, 2018 which were not registered under the Securities Act

●	In June 2016, the Company issued 2,750,000 shares of founders’ common stock at $0.001 per share;

●	In July and August 2016, the Company conducted its initial private placement transaction selling 1,060,000 shares of its common stock at $0.15 per share to unaffiliated investors, resulting in gross proceeds of $159,000;

●

Beginning in August 2016, the Company commenced an offering of Company Common Stock at $2.40 per share. Through January 8, 2018, the Company has sold an aggregate of 2,308,245 shares in this offering with gross proceeds of $5,539,800. This offering, as amended is ongoing.

Share Issuances to Consultants

●	On December 1, 2016, the Company entered into a 1-year services agreement and as part of that agreement entered into a private placement and issued 50,000 shares of its common stock and received cash in the amount of $7,500 ($0.15 per share). The Company also issued to the consultant options to purchase 200,000 shares of Company common stock for a period of four years at an exercise price of $2.40 per share.

●

On January 1, 2017, the Company entered into a services agreement with a consultant to provide accounting and reporting services and agreed to issue 10,000 shares of common stock as part of the compensation for those services. On June 1, 2017, the agreement was amended to provide for an issuance of an aggregate of 50,000 shares of Company common stock, which were valued at $120,000 ($2.40 per share). The Company also issued to the consultant options to purchase 100,000 shares of Company common stock for a period of four years at an exercise price of $2.40 per share.

●	On June 1, 2017, the Company entered into a services agreement with a consultant to provide certain financial services and agree to issue 50,000 shares of common stock as part of the compensation for those services, which were valued at $120,000 ($2.40 per share).

The securities issued in the above-mentioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

Stem Holdings, Inc. (the “Company” or “Stem”) is a Nevada corporation incorporated on June 7, 2016. The Company was formed to purchase, improve, and lease properties and finance assets which are operated by third parties and are used for the cultivation and retail sale of marijuana. During the year ended September 30, 2017, the Company was an early stage company which was only engaged in initial capital formation, initial property purchases, leasing activities and general and administrative activities related to the formation and early operation of the company. Given that the Company was only formed on June 7, 2016, the comparative results for the prior year are not relevant.

Summary of Results

	Year Ended September 30, 2017	Inception (June 7, 2016) to September 30, 2016

Revenues	$326,041	$0.00
Net (loss)	$(2,746,652)	$(87,699)
Basic and diluted earnings (loss) per share	$(0.49)	$(0.03)

Comparison of the results of operations for the year ended September 30, 2017 compared to the Period from Inception (June 7, 2016) through September 30, 2016

Because the 2016 period was only a short period from inception, which operations were concentrated in startup and raising funds to commence operations, we have chosen not to compare those results against the full year results for 2017 as those comparisons would not be informative. Below is our discussion of the results of operations for the year ended September 30, 2017.

The Company had revenues during the year ended September 30, 2017 of $326,041, which primarily comprised of straight lining the rent we expect from our four leases. Under US GAAP, our rental income from the properties is earned on a straight-line basis over the entire expected life of the rent agreement, including the free rent period we have provided until each lessor ends its cannabis growing season. As of September 30, 2017, only the Willamette Property lessor had begun cash payments under the lease. We expect the remaining three lessors to commence cash payments under their three leases in May 2018.

In the year ended September 30, 2017 we incurred consulting costs of $203,000. We expended those fees as we have yet to build up a significant employee base and currently outsource certain tasks to consultants. We expect in the upcoming year to increase our consulting fees as we continue to grow, even though we do expect to increase staffing, as we do not expect that growth will be commensurate with our growth from operations in the near term.

In the year ended September 30, 2017 we incurred professional fees of approximately $273,000. Those fees are primarily for legal, accounting and related services in regards to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In the year ended September 30, 2017, we incurred general and administrative costs of approximately $829,000. Those costs include payroll, depreciation and amortization, insurance, rent expense and other general costs. We expect that these costs will increase as we increase our operations.

In the year ended September 30, 2017, we impaired advances totaling approximately $297,000 to the entities we currently lease to. We made these advances to assist these entities in their start up. We impaired these advances due to the start-up nature of the entities. Should we make advances in the future prior to the entities commencing profitable operations, it’s possible we may need to impair those advances.

In the year ended September 30, 2017, we incurred stock based compensation of approximately $1.475 million, primarily the result of grants of stock and options to officers, directors and consultants. We expect that we will continue to use equity in the form of our common stock and options or warrants to compensate our employees and to reduce the cash compensation we will need to outlay to consultants in the upcoming year as we continue to grow our operations and devote our cash resources to acquiring new and improving our existing properties.

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

Properties

In September 2016, the Company entered into a 10-year lease with respect to certain property located in Springfield, OR (the “42nd Street Property”) with the landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. The Company has subleased this space effective July 1, 2017. The 42nd Street Property is a 16,000-sq. ft. indoor cannabis growing facility.

On November 1, 2016, the Company acquired certain property located in Eugene, OR (the “Willamette Property”) for a total cash purchase price plus closing costs of approximately $918,000. The Willamette Property is an operating cannabis dispensary.

On February 6, 2017, the Company acquired certain real property located at 7827 SE Powell Blvd, Portland, OR 97206 (the “Powell Property”) for a total purchase price plus closing costs of approximately $656,498. As part of the consideration for closing on the property, the Company issued a short term note payable to the seller in the Amount of approximately $304,000. The Powell Property is a cannabis dispensary.

The note is non-interest bearing requires four monthly payments of $75,000 plus a final payment for the remaining amount due immediately thereafter plus fees. Due to the short-term nature of the note, the Company has not imputed any interest as it would be immaterial to the results for the period. The Company and note holder have come to an agreement subsequent to September 30, 2017 to reduce by $75,000 the balance due under the note, due to the Seller breaching certain sections of the Purchase and Sale Agreement dated November 15, 2016. As of September 30, 2017, the balance owed on the note was approximately $4,000.

On April 15, 2017, the Company entered into a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”), pursuant to which the seller will sell the premises to the Company upon the completion of the Company’s due diligence investigations and completion of the closing conditions precedent to each party’s obligations under the Contract for Sale. The purchase price is $1,700,000 which will be reduced by a rental credit of approximately $135,000, which is equivalent to nine months’ rent at $15,000 a month. In addition, the Seller has granted the Company a credit to be reflected upon closing in the amount $9,500 for improvements to the property made by the Company. The Company expects that the closing of the property purchase will take place in January 2018. In connection with the purchase of the property, the Company will make a cash payment in the amount of $362,254 and will issue a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. In April 2017, in order for the Company to make use of the premises pending closing of the purchase of the property, the Company agreed to lease the premises from the seller for a term commencing April 5, 2017 and expiring on the earlier of: (i) the termination of the Contract for Sale by either party thereto in accordance with its terms; and (ii) October 5, 2017. The lease requires the Company to pay a base rental fee of $15,000 for the first nine months with no lease deposit required. All taxes accruing during the lease term (including real estate taxes and personal property taxes) are the responsibility of the Company. In October 2017, both parties agreed to extend the lease through January 2018.

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

The leases noted above all contain provisions in which the 10-year timetable for rent payments the individual renters incur under the leases do not begin until such time as the first cannabis growing season for the renters is completed. For the Willamette Property, that period ended at the end of July 2017, and rent payments commenced in August 2017. For the other three properties, the Company currently estimates that the growing season will end at the end of April 2018 and rent payments will commence in May 2018.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of $391,389 as of September 30, 2017. Our primary uses of cash have been for salaries, fees paid to third parties for professional services, property operating expenses, general and administrative expenses, and the acquisition and development of rental properties. All funds received have been expended in the furtherance of growing the business. We have received funds from financing activities such as from the sale of our common stock. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,
●	Acquisition and buildout of rental properties;
●	Addition of administrative and sales personnel as the business grows and
●	The cost of being a public company.

Subsequent to September 30, 2017, we have raised an additional approximately $2.5 million in our private placements and have also raised $200,000 in short term notes. Our efforts to raise additional capital are ongoing.

We currently have committed that we would need to spend approximately $2.2 million on capital expenditures for the expansion and buildout of our Powell and Springfield properties, and in addition, approximately $1.525 million to purchase the Mulino Property. These capital expenditures are contingent upon several factors including the Company obtaining financing for the development of the properties and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company.

We have used our available funds to fund our operating expenses, pay our obligations, acquire and develop rental properties, and grow our company. We need to raise significant additional capital or debt financing to acquire new properties, to develop existing properties, and to assure we have sufficient working capital for our ongoing operations and debt obligations. There is no guarantee that such funding will be available to the Company at a viable cost, if at all.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes rental revenue from tenants, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured.

The Company makes estimates of the collectability of its tenant receivables related to base rents, straight-line rent and other revenues. In the current fiscal year, the Company began significant rental operations. The Company expects its analysis of any accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, facility operating performance, lease structure, developments relevant to a tenant’s business, and changes in tenants’ payment patterns. Specifically, for straight-line rent receivables, the Company’s assessment includes an estimation of a tenant’s ability to fulfill its rental obligations over the remaining lease term.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. At the time, the original lease was entered into, the Company had expected to close on significant subscriptions from its private placement. However, when those did not immediately materialize, the Company entered into an agreement with the landlord to cancel the lease and in addition, paid the landlord $15,000 not to rent out the property until such time the Company could enter into a new lease. In September 2016, the Company entered into a new 10-year lease with the landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord.

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

On April 15, 2017, the Company entered into a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”), pursuant to which the seller will sell the premises to the Company upon the completion of the Company’s due diligence investigations and completion of the closing conditions precedent to each party’s obligations under the Contract for Sale. The purchase price is $1,700,000 which will be reduced by a rental credit of approximately $135,000, which is equivalent to nine months’ rent at $15,000 a month. In addition, the Seller has granted the Company a credit to be reflected upon closing in the amount $9,500 for improvements made by the Company to the property. The Company expects that the closing of the property purchase will take place in January 2018. In connection with the purchase of the property, the Company will make a cash payment in the amount of $362,254 and will issue a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. In April 2017, in order for the Company to make use of the premises pending closing of the purchase of the property, the Company agreed to lease the premises from the seller for a term commencing April 5, 2017 and expiring on the earlier of: (i) the termination of the Contract for Sale by either party thereto in accordance with its terms; and (ii) October 5, 2017. The lease requires the Company to pay a base rental fee of $15,000 for the first nine months with no lease deposit required. All taxes accruing during the lease term (including real estate taxes and personal property taxes) are the responsibility of the Company. In October 2017, both parties agreed to extend the lease through January 2018.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by Item 8 begins on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Stem Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Stem Holdings, Inc. as of September 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2017 and for the period from inception on June 7, 2016 through September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Stem Holdings, Inc. as of September 30, 2017 and 2016 and the results of its operations and its cash flows for the year ended September 30, 2017 and for the period from inception on June 7, 2016 through September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ LJ Soldinger Associates, LLC

Deer Park, Illinois

January 16, 2018

Stem Holdings, Inc.

Consolidated Statements of Financial Position

	September 30,	September 30,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$391,389	$798,198
Prepaid expenses	106,466	7,000
Subscriptions receivable	100,000	1,170,000
Total current assets	597,855	1,975,198

Property and equipment, net	3,258,850	-

Other assets
Due from related parties		20,412
Project costs	10,000	41,250
Deposits	185,318	14,000
Deferred rent	298,441	-
Total other assets	493,759	75,662

Total Assets	$4,350,464	$2,050,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued expenses	$101,377	$19,059
Due to related parties	16,500	34,750
Notes payable	47,902	-
Total Current Liabilities	165,779	53,809

Shareholders’ Equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of September 30, 2017 and September 30, 2016 respectively	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of September 30, 2017 and September 30, 2016 respectively	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 6,354,860 and 4,734,163 shares issued, issuable and outstanding as of September 30, 2017 and September 30, 2016 respectively	6,433	4,734
Additional paid-in capital	7,012,603	2,480,016
Subscription receivable		(400,000)
Accumulated deficit	(2,834,351)	(87,699)
Total equity	4,184,685	1,997,051
Total Liabilities and Shareholders’ Equity	$4,350,464	$2,050,860

The accompanying notes are an integral part of these financial statements

Stem Holdings, Inc.

Consolidated Statement of Operations

		For the period from
	For the year	Inception
	Ended	(June 7, 2016) to
	September 30, 2017	September 30, 2016

Revenues	$326,041	$-

Consulting Fee's	203,000	-
Professional Fee's	273,399	54,000
General and administration	827,907	33,699
Impairment of advance-related party	297,085	-
Stock based compensation	1,475,545	-
Total expenses	3,076,936	87,699

Operating loss	$(2,750,895)	$(87,699)

Other income and expenses
Interest expense	(975)	-
Interest income	5,218	-
Total other income	4,243	-

Net loss before income taxes	(2,746,652)	(87,699)
Provision for income taxes	-	-
Net loss for the period	$(2,746,652)	$(87,699)

Basic and diluted loss per common share	$(0.49)	$(0.03)
Basic and diluted weighted average common shares outstanding	5,596,989	2,684,936

The accompanying notes are an integral part of these financial statements

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additonal Paid-in	Subscription	Accumulated	Total Stockholders’
Description	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance , June 7, 2016 (inception)	-	-	-	-	-	-
Founders issuance	2,750,000	2,750				2,750
Issuance of common shares in private placement	1,817,497	1,817	2,087,683			2,089,500
Issuance of common shares for subscription receivable	166,666	167	399,833	(400,000)
Costs paid in private placements			(7,500)			(7,500)
Net loss for period					(87,699)	(87,699)

Balance - September 30, 2016	4,734,163	4,734	$2,480,016	$(400,000)	$(87,699)	1,997,051

Common stock issued for cash	1,412,363	1,432	3,157,142		-	3,158,574
Issuance of common stock for subscription receivable	41,667	100	99,900		-	100,000
Amendment and collection of 2016 subscription receivable	(83,333)	(83)	(200,000)	400,000		199,917
Options issued to consultant			560,878			560,878
Options issued to Officers and Directors			314,667			314,667
Common stock issued to Officers	150,000	150	360,000			360,000
Common stock issued for services	100,000	100	240,000			240,000
Net loss	-	-	-		(2,746,652)	(2,746,652)
Balance - September 30, 2017	6,354,860	6,433	$7,012,603	$-	$(2,834,351)	$4,184,435

The accompanying notes are an integral part of these financial statements

Stem Holdings, Inc.

Consolidated Statement of Cash Flows

	For the year Ended September 30, 2017	For the period from Inception (June 7, 2016) to September 30, 2016

Cash Flows from Operating Activities:
Net loss for the period	(2,746,652)	$(87,699)
Adjustments to reconcile net loss to cash used in operations
Stock-based compensation	1,475,545	-
Impairment of advance-related party	297,085	-
Depreciation and amortization	129,217	-
(Increase) decrease in operating assets:
Prepaid expenses	113,034	(7,000)
Deposits and other assets	-	(14,000)
Deferred revenue	(298,441)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	82,318	19,059
Net Cash Flows Used In Operating Activities	(947,894)	(89,640)

Cash Flows from Investing Activities:
Fixed asset purchases	(2,990,365)	-
Intangible property expenditures	(52,190)	-
Project cost expenditures	(10,000)	(6,500)
Advances to related entities	(276,674)	(20,412)
Deposits for leasehold improvements	(171,318)	-
Net Cash Flows used in Investing Activities	(3,500,547)	(26,912)

Financing Activities:
Proceeds from issuance of common shares	4,528,742	922,250
Private placement costs paid	-	(7,500)
Proceeds shareholder advances	11,250	-
Repayments of shareholder advances	(29,500)
Principle payments on notes payable	(468,860)
Net Cash Flows Provided By Financing Activities	4,041,632	914,750

Net increase in cash and cash equivalents	(406,809)	798,198
Cash and cash equivalents at beginning of period	798,198	-
Cash and cash equivalents at end of period	$391,389	$798,198

Supplemental cash flow information
Cash paid for interest	$975	$-
Cash paid for taxes	$-	$-
Non-Cash Supplemental information
Subscription receivable	$100,000	$1,170,000
Purchase of real estate with seller financing	$300,000	$-
Financed insurance	$212,500	$-
Project costs paid by shareholders on behalf of the Company	$-	$34,450
Project costs transferred to PP&E	$41,250	$-

The accompanying notes are an integral part of these financial statements

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

1.	Incorporation and operations and Liquidity

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

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $2.8 million as of September 30, 2017. For the Twelve months ended September 30, 2017 we had a net loss of approximately $2.75 million. The Company believes that its purchase of the farm property in Mulino, Oregon to be probable (see Note 9), and will require the Company to invest approximately $1.525 million in its purchase in the coming years. The Company has entered into four leases with tenants in which it has committed the Company to improve those properties which will require additional funding in the amount of $2.2 million (see Note 11). In addition, the Company continues to work towards acquiring additional properties to lease to cannabis operators to grow its business.

To date, the Company has raised substantial funds through private placements. After the September 30, 2017 year end, the Company has continued to raise funds in its private placements, raising in excess of $2.5 million as of the date of these financial statements, and the Company has raised $200,000 in short term loan proceeds. In addition, the Company is currently in initial discussions with potential investors to invest in the Company at significantly higher amounts. The Company also expects that its cash outflow from operation will decrease significantly in fiscal year 2018 as three of its four subsleases to cannabis operators begin generating cash flow in the third quarter of the fiscal year. As the Company expects its cash outflows from operations to decrease significantly after the second quarter of Fiscal 2018 and its current cash balance plus expected private placement and other investment proceeds to allow it to continue operating and build out its properties.

2.	Summary of significant accounting policies

Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly-owned subsidiary, Patch International, Inc. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Revenue Recognition

The Company recognizes rental revenue from tenants, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured.

The Company makes estimates of the collectability of its tenant receivables related to base rents, straight-line rent and other revenues. In the current fiscal year, the Company began significant rental operations. The Company considers such things as historical bad debts, tenant creditworthiness, current economic trends, facility operating performance, lease structure, developments relevant to a tenant’s business, and changes in tenants’ payment patterns in its its analysis of accounts receivable and its evaluation of the adequacy of the allowance for doubtful accounts. Specifically for straight-line rent receivables, the Company’s assessment includes an estimation of a tenant’s ability to fulfill its rental obligations over the remaining lease term.

Real Estate Acquisition Valuation

All assets acquired and liabilities assumed in an acquisition of real estate are measured at their acquisition date fair values. The acquisition value of land, building and improvements are included in real estate investments on the accompanying consolidated balance sheets. Acquisition pursuit costs associated with asset acquisitions are capitalized. The Company has early adopted ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as businesses acquisitions. As a result of early adopting ASU 2017-01, real estate acquisitions did not meet the definition of a business combination and were deemed asset acquisitions, and the Company therefore capitalized its acquisition pursuit costs associated with these acquisitions.

Reclassifications

Certain amounts in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

Use of estimates

The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. Estimates and judgments used are based on management’s experience and the assumptions used are believed to be reasonable given the circumstances that exist at the time the financial statements are prepared. The significant estimates included in these financial statements are those associated with the assumptions used to value options issued to consultants and the estimated rent payment deferral period at inception of its cannabis operation subleases. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair market value given the short-term nature.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2017, the Company had deposits in a major financial institution in excess of the FDIC insurance limit. The Company believes the risk of loss to be minimal as it maintains its cash balances at well capitalized financial institutions.

Carrying value, recoverability and impairment of long-lived assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) 360 to evaluate its long-lived assets. The Company’s long-lived assets, which include property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not test for impairment in the year of acquisition of properties so long as those properties are acquired from unrelated third parties.

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

Through September 30, 2017 the Company has not experienced impairment losses on its long-lived assets.

Capitalization of Project Costs

The Company’s policy is to capitalize all costs that are directly identifiable with a specific property, would be capitalized if the Company had already acquired the property, and when the property, or an option to acquire the property, is being actively sought after, and either funds are available or will likely become available in order to exercise their option. All amounts shown capitalized prior to acquisition of a property are included under the caption of Project Costs in the balance sheet.

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

Earnings per share

The Company presents basic and diluted per share amounts (“EPS”) data for its common shares. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. The Company’s calculation of diluted net loss per share excludes potential common shares as of September 30, 2017 as the effect would be anti-dilutive (i.e. would reduce the loss per share). As of September 30, 2017, the Company had issued 650,000 options exercisable into the common stock of the Company outstanding (see Note 9).

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $35,557 for the year ended June 30, 2017 and $0 for the period from inception through September 30, 2016.

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

Rental properties

Rental properties are carried at cost, less accumulated depreciation and amortization. Betterments, major renovations and certain costs directly related to the improvement of rental properties are capitalized. Maintenance and repair expenses are charged to expense as incurred. Depreciation is recognized on a straight-line basis over estimated useful lives of the assets, which range from 5 to 39 years. Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated using the straight-line method over the assets’ estimated useful life as follows:

Buildings	20 years
Leasehold improvements	Shorter of term of lease or economic life of improvement
Furniture and equipment	5 years
Signage	5 years
Software and related	5 years

Normal maintenance and repairs for equipment are charged to expense as incurred, while significant improvements are capitalized.

Because as of the date of these financial statements it was determined that the acquisition of the Mulino Farm property (see Note 11) had become probable, the Company has treated the improvements made to the property through September 30, 2017 as if they were building improvements.

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Recent Accounting Guidance

Financial Instruments – Credit Losses

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for us beginning January 1, 2021. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

Leases

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

The standard will be effective for us beginning January 1, 2020. The standard will have a material impact on our consolidated balance sheets, but will not have a material impact on our consolidated income statements. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure

In January 2016, the FASB issued a new standard related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard will be effective for us beginning January 1, 2019. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

Revenue from Contracts with Customers

In May 2014, the FASB issued a new standard related to revenue recognition. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).

The standard will be effective for us beginning January 1, 2019. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

3.	Note Receivable

On October 28, 2016, the Company loaned $100,000 to certain officers and shareholders of the Company, under a promissory note (the “Note”) which was due March 30, 2017 and bears interest at the rate of 12% per annum. The Note provided for monthly interest payments in the amount of $1,000 commencing December 1, 2016 until the Note was fully paid. On March 15, 2017, an extension was granted through July 1st, 2017 by which the indebtedness in the amount of $100,000 is to be liquidated by four equal monthly installments of $25,000 of which the Company has received the first $25,000 payment under the updated terms as of the date of this filing. Subsequent to September 30, 2017, the Company sold the receivable in lieu of a cash payment, in the amount of $75,000, to one of its contractors performing improvement work on one of its properties in exchange for the contractor reducing the balance owed by the Company on the work performed by $75,000. The Company has treated the $75,000 as additional leasehold improvement in these financial statements.

4.	Property, Plant & Equipment

At September 30, 2017 property and equipment consisted of the following:

Automobile	$18,275
Signage	19,118
Furniture and equipment	102,890
Leasehold improvements	1,573,044
Architectural and Design	122,581
Buildings and property improvements	1,499,969
Software and related	52,190
Subtotal	3,388,067
Accumulated depreciation and amortization	(129,217)
Property, plant and equipment, net	3,258,850

(1)	Because the Company believes it is probable that it will close on the Mulino property (see Note 9), the Company has treated the costs to improve the property as building improvements and not as project costs as of September 30, 2017.

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

The note is non-interest bearing and requires four monthly payments of $75,000 plus a final payment for the remaining amount due immediately thereafter plus fees. Due to the short-term nature of the note, the Company has not imputed any interest as it would be immaterial to the results for the period. The Company and note holder have come to an agreement subsequent to September 30, 2017 to reduce by $75,000 the balance due under the note, due to the Seller breaching certain sections of the Purchase and Sale Agreement dated November 15, 2016. As of September 30, 2017, the balance owed on the note was approximately $4,000

Depreciation and amortization expense was $129,217 for the period ended September 30, 2017

5.	Acquisition of Patch International, Inc.

In November 2016, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Patch International, Inc. (“Patch”). In order to close the transaction, Patch was required to submit for approval to certain Canadian government courts, hold a general meeting of its shareholders and have the shareholders vote to approve the merger, and certain other customary requirements. As of the time of the agreement, Patch did not have any operations, and is considered a dormant entity. The Company issued shares of its common stock based on a price of $2.40 per common share, with the number of shares issued based on the amount of cash held at the time of closing of the transaction, converted from Canadian dollars into US dollars. In addition, the Company has agreed to issue to Patch shareholders additional shares at the same $2.40 per share in the event that the Company collects on a fully reserved receivable in the amount of $500,000 owed to Patch by a related party. As of the date of the acquisition and of these financial statements, the Company considers the receivable uncollectible (as did Patch, which reserved 100% of the outstanding receivable in its audited financial statements) and does not anticipate issuing additional shares for its collection.

On January 20, 2017, the Patch Shareholders held their general meeting and they voted to be acquired by the Company. On January 23, 2017, the Company issued 1,048,762 of its shares to acquire 100% of the issued and outstanding shares of Patch for consideration in the amount of $2,452,058. Two shareholders, representing less than 2% of Patch shares outstanding have chosen to not vote for the merger. Under Canadian law, the Company was required to purchase these shares for cash consideration in the amount $53,534.53 US dollars. The Company has treated the payment to acquire the dissenter shares as a reduction in the cash acquired.

The Company has not accounted for the acquisition of Patch as a business combination, but in essence as a private placement, because Patch was a dormant entity with its only asset being cash, with no liabilities (they were required to be fully extinguished prior to the completion of the merger), and with no operations other than incurred professional fees to remain a public entity in Canada.

6.	2016 Stock Plan

In 2016, the Company adopted a plan to allow the Company to compensate prospective and current employees, directors and consultants through the issuance of equity instruments of the Company. The plan has an effective life of 10 years. The plan is administered by the board of directors of the Company until such time as the board transfers responsibility to a committee of the board. The plan is limited to issuing common shares of the Company up to 15% of the total shares then outstanding. No limitations exist on any other instruments issuable under the plan. In the event of a change in control of the Company, all unvested instruments issued under the plan become immediately vested.

7.	Notes Payable

As of February 2017, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $212,500. The note bears an annual interest rate of 5.81% and requires the Company to make monthly payments of $21,820 over the term of the note. As of September 30, 2017, the obligation left on the note is $43,640.

8.	Income Taxes

The income tax expense (benefit) consisted of the following for the fiscal year ended September 30, 2017 and the period from June 7, 2016 (inception) through September 30, 2016:

	September 30, 2017	September 30, 2016
Total current	$-	$-
Total deferred	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal year ended September 30, 2017 and the period from June 7, 2016 (inception) through September 30, 2016:

	September 30, 2017	September 30, 2016
Federal statutory rate	$(934,000)	$(30,000)
State taxes, net of federal benefit	-	-
Effect of change in US Tax rates for deferral items	208,000	-
Other	-	-
Change in valuation allowance	726,000	30,000
	$-	$-

In the table above, the expected tax benefit is calculated at the 2017 statutory rate of 34%. The effect for temporary timing differences are also calculated at the 34% statutory rate effective for fiscal year ended September 30, 2018. Long-term temporary differences are calculated at the 25% statutory rate effective for years ending on or after December 31, 2018.

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal year ended September 30, 2017 and the period from June 7, 2016 (inception) through September 30, 2016:

	September 30, 2017	September 30, 2016
Deferred tax assets:
Net operating loss carryforwards	$546,000	$30,000
Equity based compensation	204,000
Impairment of loan receivable	75,000
Depreciation	6,000	-
Total deferred tax assets	831,000	30,000

Deferred tax liabilities
Deferred revenue	75,000	-
Total deferred tax liabilities	75,000	-

Net deferred tax assets	756,000	30,000
Less valuation allowance	(756,000)	(30,000)
Net deferred tax assets (liabilities)	$-	$-

At September 30, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $2,182,000. The federal and state net operating loss carryforwards will expire beginning in 2036.

During the fiscal year ended September 30, 2017 and the, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

9.	Shareholders’ Equity

Preferred shares

The Company has no preferred shares issued and outstanding as of September 30, 2017.

Common shares

The holders of common shares are not entitled to receive dividends at this time, however, are entitled to one vote per share at meetings of the Company.

A summary of stock-based compensation in the form of stock grants for the year ended September 30, 2017 is as follows:

Stock Grants:

		Stock Based
	Shares	Compensation Expense
Officers (common stock)	150,000	$360,000
Non-Employments Consultants (common stock)	100,000	$240,000

Total	250,000	$600,000

For both the employee and non-employee common stock grants noted above were valued at $2.40 per share for the year ended September 30, 2017. All grants vested immediately

The Company received subscriptions in private placement offerings and received amounts for its acquisition completed for the following shares from inception on June 7, 2016 through September 30, 2016:

●	Immediately after inception, 2,750,000 common shares were issued at $0.001 per share to founders for $2,750.

●	During the period from inception through September 30, 2016, 1,010,000 common shares were issued at $0.15 per share to unaffiliated investors for cash proceeds of $151,500.

●	In the period from inception through September 30, 2016 974,163 common shares were issued at $2.40 per share raising gross cash proceeds of $768,000 and $1,570,000 in subscription receivables (see below)

The Company received subscriptions in private placement offerings completed for the following shares in the year ended September 30, 2017:

●	In the year ended September 30, 2017, the Company issued 50,000 shares of common stock at $0.15 per share, raising gross proceeds of $7,500

●

In the year ended September 30, 2017, 355,248 common shares were issued at $2.40 per share to unaffiliated investors raising gross cash proceeds of $752,600 and $100,000 in subscription receivables (see below).

Subscription receivable

During the twelve months ended September 30, 2017, the Company collected in full its subscription receivable of $1,170,000 for the issuance of 487,500 common shares that was outstanding as of September 30, 2016.

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

On September 27, 2017, the Company received a subscription for 41,667 shares in the amount of $100,000. The funds were received by the Company in October 2017.

Options

During the twelve months ended September 30, 2017, the Company entered into three separate consulting agreements, and as part of those agreements for professional services, agreed to issue a total of 400,000 options to purchase the common stock of the Company, with an exercise price of $2.40 per share and a term of 4 years. Pursuant to the first agreement to issue options to acquire a total of 200,000 of the Company’s common stock, options to acquire 100,000 shares vested immediately, options to acquire 50,000 shares that vest 6 months upon a registration statement being declared effective in which the underlying shares to the options are registered and the final option to acquire 50,000 shares vests 1 year after a registration statement is declared effective in which the underlying shares to the option are registered connection with the execution of a consulting agreement. Pursuant to the second consulting agreement, 100,000 options vested immediately and pursuant to the third consulting agreement, one third of option to acquire the 100,000 options vests immediately and the remaining two thirds vest monthly for the next 30 months which equals 2,222 a month. In the third consulting agreement, the Company agreed to issue options for a total of 100,000 shares of stock of the Company, with immediately vesting of all underlying shares, for consulting and professional services.

In total, the Company recorded stock based compensation expense to the consultants of approximately $562,000 as a result of these options in the twelve months ended September 30, 2017.

During the period ended September 30, 2017, the Company entered into two separate employment agreements, both dated June 1, 2017, with the Company’s CEO and CFO, respectively. As part of those agreements, the Company agreed to issue a total of 150,000 options to purchase the common stock of the Company, with an exercise price of $2.40 per share and a term of 3 years. Pursuant to these agreements, 150,000 shares vested immediately. In total, the Company recorded stock based compensation expense to the officers of $276,000 as a result of these options for the twelve months ended September 30, 2017.

During the year ended September 30, 2017, the Company entered into agreements to engage two additional board members. As part of their engagement packages, the Company offered to the two options to acquire 100,000 shares of common stock of the Company, with an exercise price of $2.40 per share and term of 1 year. The options vest 12,500 per quarter over four quarters from the date of issuance. In total the Company recorded stock based compensation expense of approximately $37,000.

The table below includes the significant ranges of the assumptions used to value the options under the Black Scholes Merton valuation model:

Fair value of underlying common	$2.40
Exercise price	$2.40
Historical volatility*	98.8% to 204%
Risk free interest rate	1.16% to 1.93%
Dividend rate	0%

* the Company has used the historic volatility of the average of a basket of 10 companies engaged in providing ancillary type services to the cannabis industry as an approximation of its expected volatility.

A summary of the change in stock purchase options outstanding for the period ended September 30, 2017 is as follows:

			Weighted	Remaining
			Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – September 30, 2016	-	-	-	-
Options issued	650,000	$2.40	$1.88	2.76
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – September 30, 2017	650,000	$2.40	$1.88	2.76

The following table shows information on our vested and unvested options outstanding during the year ended September 30, 2017:

			Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – September 30, 2016, unvested	-	-	-	-
Options issued	650,000	$2.40	$1.88	2.76
Options vested	423,889	$2.40	$1.93	2.97
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – September 30, 2017, unvested	226,111	$2.40	$1.78	2.36

All options outstanding had no intrinsic value as of September 30, 2017

10.	Related party transactions

Prior to the formation of the Company, one of its shareholders entered into an agreement to acquire a commercial property located in Eugene Oregon, as more fully described in Note 4, which sale agreement was later transferred to the Company (see Note 9) after its formation. That shareholder and two other shareholders also advanced funds that were applied as escrow deposits upon closing in the amount of $34,750 which has been included as an asset as part of project costs and in current liabilities section of these financial statements as Due to Shareholders. As of September 30, 2017, these advances were repaid.

During the period ended September 30, 2016, the Company advanced $20,412 in payment of legal fees to entities being formed by certain shareholders of the Company to engage in cannabis related operations and who became lessors of the Company’s properties in 2017. In the year ended September 30, 2017, these advances were impaired and are shown on the statement of operations and comprehensive loss under the line item “impairment of advances – related party”.

In the year ended September 30, 2017, the Company continued to advance funds to the cannabis operating start ups. As of September 30, 2017, the Company advanced a further $276,673 which has been impaired under the line item “impairment of advances – related party” in the statement of operations and comprehensive loss.

11.	Commitments and contingencies

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. At the time the original lease was entered into, the Company had expected to close on significant subscriptions from its private placement. However, when those did not immediately materialize, the Company entered into an agreement with the landlord to cancel the lease and in addition, paid the landlord $15,000 not to rent out the property until such time the Company could enter into a new lease. In September 2016, the Company entered into a new 10-year lease with the landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10 year lease. The following table shows our minimum lease payment requirements under the lease as of September 30, 2017:

2018	$85,958
2019	87,695
2020	89,490
2021	91,345
2022	93,205
Thereafter	400,660

Total	$848,353

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur, additional real estate assets held by entities related to those shareholders. The Agreement also gives the Company the right of first refusal in regards to certain properties owned by the persons and entities affiliated with the parties of the Agreement so long as certain targets are met.

Should the Company obtain in excess of $10,000,000 through a combination of its private placements and its merger with Patch Holdings, Inc. (see Note 5), it is required to purchase certain real estate properties owned by entities affiliated with certain of its shareholders. In addition, if the Company obtains in excess of $13 million through a combination of private placements and its merger with Patch Holdings, Inc., the cannabis affiliates become obligated to purchase preferred stock of the Company in an amount equivalent to 50% of their post-tax net operating income.

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

On April 15, 2017, the Company entered into a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”), pursuant to which the seller will sell the premises to the Company upon the completion of the Company’s due diligence investigations and completion of the closing conditions precedent to each party’s obligations under the Contract for Sale. The purchase price is $1,700,000 which will be reduced by a rental credit of approximately $135,000, which is equivalent to nine months’ rent at $15,000 a month. In addition, the Seller has granted the Company a credit to be reflected upon closing in the amount $9,500 for improvements made by the Company to the property. The Company expects that the closing of the property purchase will take place in January 2018. In connection with the purchase of the property, the Company will make a cash payment in the amount of $362,254 and will issue a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. In April 2017, in order for the Company to make use of the premises pending closing of the purchase of the property, the Company agreed to lease the premises from the seller for a term commencing April 5, 2017 and expiring on the earlier of: (i) the termination of the Contract for Sale by either party thereto in accordance with its terms; and (ii) October 5, 2017. The lease requires the Company to pay a base rental fee of $15,000 for the first nine months with no lease deposit required. All taxes accruing during the lease term (including real estate taxes and personal property taxes) are the responsibility of the Company. In October 2017, both parties agreed to extend the lease through January 2018.

Property Rental Agreements

1027 Willamette

In July 2017, the Company entered into an operating lease agreement with a marijuana dispensary (the “Lessee”) to move into the Company’s acquired property located at 1027 Willamette Street in Eugene, Oregon. The lease agreement is for a base term of ten years (see note below) and a monthly rent obligation of $13,800, subject to annual increases of 3% per year, plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. The Company provided the tenant with one month free rent.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for one five-year term, on the same terms as provided in the lease agreement.

Springfield Suites

In July 2017, the Company entered into a lease agreement for its property and warehouse building located at 800 N 42nd street in Springfield, Oregon. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $64,640, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. Rent payments commence on the date the growing season ends, which the Company currently estimates will occur in April 2018, and thus expects payments to begin in May 2018. The Company has treated this period as a free rental period for accounting purposes. At the time rental payments begin, the total of base rent and additional rent will not be less than $1.00 per foot for light assisted greenhouse and $.25 per usable square foot for un-light assisted greenhouse or outdoor grow space.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

14336 S. Union Hall Road Mulino

In July 2017, the Company entered into a lease agreement for its property located at 14336 South Union Hall Road in Mulino, Oregon. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $18,750, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes shall be paid by the Tenant and insurance costs paid by the Company. Rent payments will begin at the of the first growing season, which the Company currently estimates will occur in April 2018, and thus payments will commence in May 2018. The Company expects to treat such period as a free rental period for accounting purposes. At the time rental payments begin, the total of base rent and additional rent will not be less than $1.00 per foot for light assisted greenhouse and $.25 per usable square foot for un-light assisted greenhouse or outdoor grow space.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five year term, on the same terms as provided in the lease agreement.

7827 SE Powell

In July 2017, the Company entered into a lease agreement for its acquired property located at 7827 SE Powell Blvd. in Portland, Oregon. The lease agreement is for a term of ten years and a monthly rent obligation of $6,523, subject to annual increases of 3% per year. Maintenance and real property taxes shall be paid by the Tenant and insurance paid by the Company. Additional rents will be added to pay landlord back for tenant improvements by the end of the first term of the lease, payments will include annual interest at 12% compounded monthly. Rent payments commence on the date the growing season ends, which the Company currently estimates will occur in April 2018, and thus expects payments to begin in May 2018. The Company has treated this period as a free rental period for accounting purposes.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

During the twelve months ended September 30, 2017, the Company incurred total rent expense of $171,932. As of September 30, 2017, the Company has recorded a long-term asset for the straight lining of rent under the rental leases to the cannabis operators of approximately $298,000.

The following table shows our minimum rental income under non-cancellable leases with a maturity of 1 year or greater as of September 30, 2017:

2018	$615,993
2019	1,265,620
2020	1,301,560
2021	1,340,830
2022	1,381,061
Thereafter	8,371,121

Total	$14,276,185

11.	Subsequent events

Subsequent to September 30, 2017, and up to the date of this filing, 1,062,167 shares of our common stock, as part of our continuing private placement at $2.40 per share, were issued for consideration of $2,549,200 in cash.

The Company issued a $100,000 promissory note dated December 7, 2017 to accredited investor which matures March 6, 2018 and has an annual rate of interest at 24%. Both principal and interest is due at maturity.

The Company issued a $100,000 promissory note dated December 1, 2017 to accredited investor which matures March 1, 2018 and has an annual rate of interest at 24%. Both principal and interest is due at maturity.

In November 2017, the Company entered into a consulting agreement with an unrelated third party with a term of 12 months. As part of that agreement, the third party agreed to provide assistance for the Company with respect to business affairs relating to business consolidations and financing. As consideration for these services, the Company has agreed to issue to the consultant options to acquire up to 100,000 shares of common stock of the Company

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of September 30, 2017. The principal basis for this conclusion is (i) failure to engage sufficient resources in regards to our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

(c) Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is certain biographical information concerning our current executive officers and directors.

Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position with the Company

Adam Berk	40	Chief Executive Officer, President and Director
Steve Hubbard	70	Chief Financial Officer, Secretary and Director
Garrett M. Bender	57	Director
Lindy Snider	57	Director

Adam Berk	Mr. Berk has been a director, President and Chief Executive Officer of the Company since its inception in June 2016. From January 2013 until January 2015 Adam was the CEO of HYD For Men, an artisanal men’s grooming company that patented the first solution to extend the life of a razor blade by 400%. HYD For Men is currently sold at HSN, Walgreens, Bed Bath & Beyond, Drugstore. com, Birchbox, GiantEagle, Meijers, and Kinney Drugs. Recently, HYD For Men was acquired by Lucas Investment Group. From January 2015 until January 2017 Adam was the Co-President of Consolidated Ventures of Oregon a Cannabis holding company. Mr. Berk’s experience as a founder and principal executive of several start-up companies and skills associated therewith led to the conclusion that he should serve as an executive and director of the Company. From 2002 through 2013, Mr. Berk was employed with Osmio, Inc. (currently GrubHub, an Aramark subsidiary), the first patented web-based corporate expense management system that concentrated on food ordering for law firms, investment banks and consulting firms. He served as chief executive of Osmio from 2002-2007.

Steve Hubbard	Steve Hubbard has served as Chief Financial Officer, Secretary and a member of the Board of Directors of the Company since its inception in June 2016. He served as Chief Financial Officer and Secretary of Diego Pellicer, Inc., a cannabis-related real estate company From April 2013 through September 2013 and Chief Financial Officer and Secretary of Diego Pellicer Worldwide, Inc. (a publicly reporting company) from September 2013 through December 2014. He served as Chief Financial Officer of Kind Care LLC DBA TJ’s Organic Gardens from December 2014 through August 2015 and has been Chief Financial Officer of Consolidated Ventures of Oregon, Inc. since August 2015. Commencing several years prior to April 2013, Mr. Hubbard served as an outside management consultant to several early stage companies, primarily providing financial services. Mr. Hubbard’s experience as a founder and principal executive of several start-up companies, his experience as an auditor with Arthur Andersen & Co prior to 2012 and the skills associated therewith led to the conclusion that he should serve as a director of the Company.

Garrett M. Bender	Mr. Bender has served as a member of the Board of Directors of the Company since its inception in June 2016. He is the Principal and Co-Founder of Ascot Development LLC, a real estate development firm, which commenced operations in 2003. He has guided Ascot through numerous acquisition and sale transactions and strategically manages Ascot’s land portfolio. Mr. Bender’s experience as a founder and principal executive of several start-up companies and the sales and marketing skills associated therewith led to the conclusion that he should serve as a director of the Company.

Lindy Snider	Ms. Snider has served as a member of the Board of Directors of the Company since its inception in June 2016. She is the founder and for over five years has been CEO of Lindi Skin, the first full line of skin care products for cancer patients. This botanically based skin care line serves the special needs of individuals undergoing cancer treatment and is found in most major cancer centers in the U.S.

Ms. Snider is an active investor in cannabis related businesses. Focused on new business development, brand marketing and investing, Ms. Snider identifies and helps develop innovative companies in the space. She is a passionate entrepreneur and a champion of both start-ups and women-owned businesses. She serves on the following boards and advisories: Sqor.com, Greenhouse Ventures, Intiva, Blazenow, Kind Financial, Elevated Nation, as well as the following philanthropic boards: Fox Chase Cancer Foundation, Cancer Forward, Philadelphia Orchestra, PSPCA, Schuylkill Center for Environmental Education, National Museum of American Jewish History, The Middle East Forum, Shoah Foundation’s Next Generation Council, The Ed Snider Youth Hockey Foundation, and The Snider Foundation. Ms. Snider’s experience as a founder and principal executive of several start-up companies and her service as an independent director of several for-profit and charitable organizations and the skills associated therewith led to the conclusion that she should serve as a director of the Company.

All of our directors hold office until the next annual meeting of stockholders and until their respective successors have been elected or qualified. Officers serve at the discretion of the board of directors. There are no family relationships among our directors or executive officers. There is no arrangement or understanding between or among our officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors.

None of our directors and executive officers have during the past five years:

●	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding;

●	been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

●	or been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Our Company has three committees of its Board of Directors—(a) Nominating and Governance Committee (b) a Management Compensation Committee and (c) an Audit Committee. The Board of Directors has approved charters for each committee. The Audit Committee is currently composed of: Lindy Snider, Steve Hubbard and Garrett M. Bender. Ms. Snider and Mr. Bender are considered independent directors. Ms. Snider, Mr. Hubbard and Mr. Bender are each considered financially literate. The Company is currently in the process of adding additional independent board members who will also be members of the Audit Committee. The relevant education and experience of the members of the Audit Committee is detailed above. The Board has yet to make appointments to the other Board committees, neither of which has met as of the date of this report.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules thereunder, the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities are required to file with the SEC reports of their ownership of, and transactions in, the Company’s common stock.

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended September 30, 2017 and 2016, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended September 30, 2017 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Adam Berk	2017	$—	—	240,000	92,000	—	—	—	332,000
CEO	2016	$—	—	—	—	—	—	—	—

Steven Hubbard	2017	$20,000	—	120,000	184,000	—	—	—	324,000
CFO	2016	$—	—	—	—	—	—	—	—

Garrett M. Bender	2017	$—	—	—	56,000	—	—	—	56,000
Director	2016	$—	—	—	—	—	—	—	—

Lindy Snider	2017	$—	—	—	56,000	—	—	—	56,000
Director	2016	$—	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

		Option Awards
Name	Grant Date Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Adam Berk, CEO, Director	June 1, 2017	-	50,000	2.40	May 31, 2020
Steven Hubbard, CFO, Director	June 1, 2017	-	100,000	2.40	May 31, 2020
Garrett M. Bender, Director	June 1, 2017	-	50,000	2.40	May 31, 2021
Lindy Snider, Director	June 1, 2017	-	50,000	2.40	May 31, 2021

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	250,000	2.40	711,979
Total	250,000	2.40	711,979

(1) As of September 30, 2017

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants	Number of Securities Underlying Unexercised Exercisable Warrants	Warrant Exercise Price($)	Warrant Expiration Date
None

Total

Employment Agreements

Adam Berk—On June 1, 2017, the Company entered into an Employment Agreement for an initial term of one year, subject to automatic renewals for additional one year periods until terminated, with the remaining term at all times being not less than one year. The Employment Agreement provides for a base salary of $10,000 per month. Mr. Berk also received a restricted stock grant of 100,000 shares of Company common stock and options to purchase 50,000 shares of Company common stock exercisable for a period of three years at an exercise price of $2.40 per share. At the end of the initial one year term of the Employment Agreement, and assuming that the term is extended, Mr. Berk is entitled to receive an additional restricted stock grant of 100,000 shares of Company common stock and options to purchase 50,000 shares of Company common stock at the then market value, exercisable for a period of three years.

Steven Hubbard— On June 1, 2017, the Company entered into an Employment Agreement for an initial term of one year, subject to automatic renewals for additional one year periods until terminated, with the remaining term at all times being not less than one year. The Employment Agreement provides for a base salary of $5,000 per month. Mr. Hubbard also received a restricted stock grant of 50,000 shares of Company common stock and options to purchase 100,000 shares of Company common stock exercisable for a period of three years at an exercise price of $2.40 per share. At the end of the initial one year term of the Employment Agreement, and assuming that the term is extended, Mr. Hubbard is entitled to receive an additional restricted stock grant of 50,000 shares of Company common stock and options to purchase 100,000 shares of Company common stock at the then market value, exercisable for a period of three years.

Geoff Ostrove—On January 1, 2017, the Company entered into an Employment Agreement for a term of one year. The Employment Agreement provides for an initial salary of $5,250 per month, which increased to $6,250 per month commencing the fourth month of the term through the end of the term.

Compensation of Directors

On June 1, 2017, each of the members of the Board of Directors received options to purchase 50,000 shares of Company Common Stock at $2.40 per share exercisable for a period of three years from the date of issuance. At this time, there is no other board of director compensation plan in place.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of January 8, 2017. Unless noted, the address for the following beneficial owners and management is 20283 State Rd 7, Building 400, Suite 220, Boca Raton, FL 33498.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common Stock	Adam Berk (2)	364,866	5.2%
Common Stock	Steven Hubbard (3)	168,333	1.7%
Common Stock	Garrett M. Bender (4)	178,974	2.6%
Common Stock	Lindy Snider (5)	91,666	1.3%
Common Stock	All executive officers and directors as a group	803,839	11.1%
Common Stock	Flying High Financial Corporation (5% holder) (6) 445 W. 40th Street Miami Beach, FL 33140	625,000	9.0%

(1)	In determining beneficial ownership of our Common Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of Common Stock owned by a person or entity on January 8, 2018, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options; and (b) the denominator is the sum of (i) the total shares of that class outstanding on January 8, 2018 (6,966,194 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Includes 314,866 shares and options to purchase 50,000 shares.

(3)	Includes 68,333 shares and options to purchase 100,000 shares

(4)	Includes 128,974 shares and options to purchase 50,000 shares

(5)	Includes 41,666 shares and options to purchase 50,000 shares

(6)	The beneficial owner of Flying High Financial Corporation is Mark Groussman, President.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Please refer to Financial Statement, Note 10, which is incorporated in its entirety by this reference

Director Independence

As of January 8, 2018, of our four (4) directors, Garrett M. Bender and Lindy Snider are considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining two (2) directors are not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2017 and September 30, 2016, respectively, were approximately $65,000 and $15,000.

Tax Fees

No fees were billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2017 and 2016.

All Other Fees

There were no fees billed for other products or services provided by our principal accountant for 2017 or 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of L J Soldinger Associates, LLC, Independent Registered Certified Public Accounting Firm

●	Consolidated Balance Sheets as of September 30, 2017 and 2016 (audited)

●	Consolidated Statements of Operations for the year ended September 30, 2017 and for the period from Inception (June 7, 2016) through September 30, 2016 (audited)

●	Statements of Stockholders’ Equity for the year ended September 30, 2017 and from Inception (June 7, 2016) to September 30, 2016 (audited)

●	Statement of Cash Flows for the year ended September 30, 2017 and for the period from Inception (June 7, 2016) through September 30, 2016 (audited)

●	Notes to Financial Statements (audited)

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stem Holdings, Inc.
(Registrant)

By:	/s/ Adam Berk
Adam Berk
Chief Executive Officer and Director (Principal Executive Officer)

Date	January 16, 2018

By:	/s/ Steven Hubbard
Steven Hubbard
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date	January 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Adam Berk
Adam Berk
Chief Executive Officer and Director (Principal Executive Officer)

Date	January 16, 2018

By:	/s/ Steven Hubbard
David Marc Cantor
Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date	January 16, 2018

By:	/s/ Garrett M. Bender
Garrett M. Bender
Director

Date	January 16, 2018

By:	/s/ Lindy Snider
Lindy Snider
Director

Date	January 16, 2018

