Form 10-Q
period 2017-12-31
Stem Holdings, Inc.
filed 2018-02-14
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2017

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

There were 7,503,694 shares outstanding of registrant’s common stock, par value $0.001 per share, as of February 12, 2018.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

Stem Holdings, Inc.

Condensed Consolidated Statements of Financial Position

	December 31, 2017	September 30, 2017
ASSETS	(Unaudited)	*
Current Assets
Cash and cash equivalents	$2,179,017	$391,389
Prepaid expenses	28,808	106,466
Subscriptions receivable	-	100,000
Total current assets	2,207,825	597,855

Property and equipment, net	3,825,585	3,258,850

Other assets
Due from related parties		-
Project costs	10,000	10,000
Deposits	95,318	185,318
Deferred rent	580,670	298,441
Total other assets	685,988	493,759

Total Assets	$6,719,398	$4,350,464

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses	49,272	101,377
Due to related parties	16,500	16,500
Notes payable, net of discount	157,706	47,902
	-	-
Total Current Liabilities	223,478	165,779

Shareholders’ Equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of December 31, 2017	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of December 31, 2017	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 7,411,984 and 6,354,860 shares issued, issuable and outstanding as of December 31, 2017 and September 30, 2017 respectively	7,503	6,433
Additional paid-in capital	10,010,611	7,012,603
Accumulated deficit	(3,522,194)	(2,834,351)
Total equity	6,495,920	4,184,685
Total Liabilities and Shareholders' Equity	$6,719,398	$4,350,464

The accompanying notes are an integral part of these financial statements

*Derived from audited information

Stem Holdings, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	For the three months ended December 31,
	2017	2016

Revenues	$309,829	$-

Consulting fee's	55,450	6,250
Professional fee's	140,598	-
General and administration	432,368	72,718
Impairment of advance-related party	-	-
Stock based compensation	359,546	468,000
Total expenses	987,962	546,968

Operating loss	(678,133)	$(546,968)

Other income and expenses
Interest expense	(9,736)	-
Interest income	26	35
Total other income	(9,710)	35

Net loss before income taxes	$(687,843)	$(546,933)
Provision for income taxes	-	-
Net loss for the period	$(687,843)	$(546,933)

Basic and diluted loss per common share	$(0.10)	$(0.11)
Basic and diluted weighted average common shares outstanding	6,596,074	4,761,090

The accompanying notes are an integral part of these financial statements.

Stem Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months ended December
	2017	2016

Cash Flows from Operating Activities:
Net loss for the period	$(687,843)	$(546,933)
Adjustments to reconcile net loss to cash used in opereations
Stock-based compensation	359,546	468,000
Non-cash interest	3,854	-
Depreciation and amortization	75,688	8,143
(Increase) decrease in operating assets:
Prepaid expenses	77,658	(36,750)
Deposits and other assets	-	(95,000)
Deferred rent	(282,229)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(52,104)	6,715
Net Cash Flows Used In Operating Activities	(505,430)	(195,825)

Cash Flows from Investing Activities:
Fixed asset purchases	(530,672)	(935,163)
Project cost expenditures	-	(10,000)
Advances to related entities	-	(68,001)
Note receivable-related party		(99,000)
Net Cash Flows used in Investing Activities	(530,672)	(1,112,164)

Financing Activities:
Proceeds from issuance of common shares	2,647,031	1,407,500
Proceeds from notes payable	200,000	-
Repayments of notes payable	(23,301)	-
Net Cash Flows Provided By Financing Activities	2,823,730	1,407,500

Net increase in cash and cash equivalents	1,787,628	99,511
Cash and cash equivalents at beginning of period	391,389	798,198
Cash and cash equivalents at end of period	$2,179,017	$897,709

Supplemental cash flow information
Cash paid for interest	$1,882	$-
Cash paid for taxes	$-	$-
Non-Cash Supplemental information		-
Purchase of fixed assets with note payable	$21,780	-
Transfer of deposit to fixed assets	$90,000	$-
Project costs transferred to PP&E	$-	$41,250

The accompanying notes are an integral part of these financial statements.

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Incorporation and operations and Liquidity

Stem Holdings, Inc. (the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company intends to purchase, improve, and lease properties for use in the cannabis production, distribution and sales industry beginning in the state of Oregon. In September and October 2016, the Company subleased its first production facility and acquired its first commercial location, respectively. In February 2017 and May 2017, the Company acquired its second commercial location and acquired its second production facility, respectively. The Company intends to enter into 4 leases for these properties (see Note 7).

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $3,522,194 million as of December 31, 2017. For the three months ended December 31, 2017 we had a net loss of $687,843 million. In January 2018, the Company completed the purchase of the farm property in Mulino, Oregon (see Note 8), which will require the Company to invest approximately $1.525 million in its purchase in the coming years. The Company has entered into four leases with tenants in which it has committed the Company to improve those properties which will require additional funding in the amount of $2.7 million (see Note 7). In addition, the Company continues to work towards acquiring additional properties to lease to cannabis operators to grow its business.

To date, the Company has raised substantial funds through private placements. After the quarter ended December 31, 2017, the Company has continued to raise funds in its private placements, raising in excess of $1.525 million as of the date of these financial statements. In addition, the Company is currently in initial discussions with potential investors to invest in the Company at significantly higher amounts. The Company also expects that its cash outflow from operation will decrease significantly in fiscal year 2018 as three of its four subleases to cannabis operators begin generating cash flow in the third quarter of the fiscal year. The Company expects its cash outflows from operations to decrease significantly after the second quarter of Fiscal 2018 and its current cash balance plus expected private placement and other investment proceeds allow it to continue operating and build out its properties.

2.	Summary of significant accounting policies

Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements included herein are unaudited. Such financial statements, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2018 or for any other period. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and because of this, for further information, readers should refer to the financial statements and footnotes included in its Form 10 for the fiscal year ended September 30, 2017 filed on January 16, 2018. The Company believes that the disclosures are adequate to make the interim information presented not misleading.

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

The Company makes estimates of the collectability of its tenant receivables related to base rents, straight-line rent and other revenues. In the current fiscal year, the Company began significant rental operations. The Company considers such things as historical bad debts, tenant creditworthiness, current economic trends, facility operating performance, lease structure, developments relevant to a tenant’s business, and changes in tenants’ payment patterns in its analysis of accounts receivable and its evaluation of the adequacy of the allowance for doubtful accounts. Specifically, for straight-line rent receivables, the Company’s assessment includes an estimation of a tenant’s ability to fulfill its rental obligations over the remaining lease term.

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

Warrants to Purchase Common Stock and Other Derivative Financial Instruments

We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock. We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess the classification of warrants issued to purchase our common stock and any other financial instrument at each reporting date to determine whether a change in classification between assets and liabilities is required.

Cash and cash equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair market value given the short-term nature.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2017, the Company had deposits in a major financial institution in excess of the FDIC insurance limit. The Company believes the risk of loss to be minimal as it maintains its cash balances at well capitalized financial institutions.

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

Through December 31, 2017 the Company has not experienced impairment losses on its long-lived assets.

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of currently due plus deferred taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting carrying amounts and the respective tax bases of assets and liabilities and are measured using tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Valuation allowances are provided against deferred tax assets if it is more likely than not that the deferred tax assets will not be realized.

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

In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Earnings per share

The Company presents basic and diluted per share amounts (“EPS”) data for its common shares. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. The Company’s calculation of diluted net loss per share excludes potential common shares as of December 31, 2017 as the effect would be anti-dilutive (i.e. would reduce the loss per share). As of December 31, 2017, the Company had issued 841,666 options and warrants exercisable into the common stock of the Company outstanding (see Note 6).

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $ 9,380 for the quarter ended December 31, 2017 and nil for 2016.

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

Because the Company completed the acquisition of the Mulino Farm property (see Note 11) in January 2018, the Company has treated the improvements made to the property through December 31, 2017 as if they were building improvements.

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

3.	Property, Plant & Equipment

At December 31, 2017 property and equipment consisted of the following:

Automobile	$18,275
Signage	19,118
Furniture and equipment	207,278
Leasehold improvements	866,190
Buildings and property improvements	2,867,438
Software and related	52,190
Subtotal	4,030,489
Accumulated depreciation and amortization	(204,904)
Property, plant and equipment, net	3,825,585

(1)       Because the Company closed on the acquisition of the Mulino property (see Note 9) in January 2018, the Company has treated the costs to improve the property as building improvements and not as project costs as of December 31, 2017.

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

The note is non-interest bearing and requires four monthly payments of $75,000 plus a final payment for the remaining amount due immediately thereafter plus fees. Due to the short-term nature of the note, the Company has not imputed any interest as it would be immaterial to the results for the period. The Company and note holder have come to an agreement to reduce by $75,000 the balance due under the note, due to the Seller breaching certain sections of the Purchase and Sale Agreement dated November 15, 2016. As of December 31, 2017, the balance owed on the note was approximately $4,000

Depreciation and amortization expense was $75,688 for the three months ended December 31, 2017 and $8,134 for 2016.

4.	2016 Stock Plan

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

5.	Notes Payable

As of February 2017, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $212,500. The note bears an annual interest rate of 5.81% and requires the Company to make monthly payments of $21,820 over the term of the note. As of December 31, 2017, the obligation was fully repaid.

In November 2017, the Company entered into a promissory note in the amount of $21,749 from a vendor of the Company. The promissory note bears an interest rate of 18% per annum and also contains a 10% servicing fee. The note matures 24 months after issuance, and is secured by certain security electronics purchased with proceeds of the note.

The Company issued a $100,000 promissory note dated December 7, 2017 to accredited investor which matures March 6, 2018 and has an annual rate of interest at 24%. Both principal and interest is due at maturity. The promissory note ranks senior to all obligations not designated as a primary obligation by the Company. As an inducement to issue the promissory note, the Company granted the holder warrants to acquire 20,833 shares of the Company’s common stock. The warrant has an exercise price of $2.40 per underlying common share and are exercisable for 2 years from the anniversary date of issuance (see Note 6).

The Company issued a $100,000 promissory note dated December 1, 2017 to accredited investor which matures March 1, 2018 and has an annual rate of interest at 24%. Both principal and interest is due at maturity. The promissory note ranks senior to all obligations not designated as a primary obligation by the Company. As an inducement to issue the promissory note, the Company granted the holder warrants to acquire 20,833 shares of the Company’s common stock. The warrant has an exercise price of $2.40 per underlying common share and are exercisable for 2 years from the anniversary date of issuance (see Note 6).

6.	Shareholders’ Equity

Preferred shares

The Company has no preferred shares issued and outstanding as of December 31, 2017.

Common shares

The holders of common shares are not entitled to receive dividends at this time, however, are entitled to one vote per share at meetings of the Company.

The Company received subscriptions in private placement offerings completed for the following shares in the quarter ended December 31, 2017:

● For the quarter ended December 31, 2017, 1,057,124 common shares were issued at $2.40 per share to unaffiliated investors raising gross cash proceeds of $2,537,098. 362,458 shares of common stock were issuable as of December 31, 2017.

During the quarter ended December 31, 2017, the Company began the process of registering shares of common stock for trading under the securities laws of Canada. As part of that process, certain founders were notified that they had to contribute additional amounts for their shares. In the quarter ended December 31, 2017, two founders contributed an additional $9,933 towards their founders shares as part of the requirements of the securities regulators of Canada.

Subscription receivable

On September 27, 2017, the Company received a subscription for 41,667 shares in the amount of $100,000. The funds were received by the Company in October 2017.

Options

During the quarter ended December 31, 2017, the Company entered into a renewed consulting agreement, and as part of that agreement for professional services, agreed to issue a total of 100,000 options to purchase the common stock of the Company, with an exercise price of $2.40 per share and a term of 4 years. Pursuant to the agreement 50,000 shares vested immediately, options to acquire 25,000 shares will vest 6 months subsequent to the effective date, and the remaining option to acquire 25,000 shares vests 1 year after the effective date.

During the quarter ended December 31, 2017, the Company granted options to acquire 50,000 shares of its common stock to a consultant. The grant has an exercise price of $2.40 per share and a term of 4 years. All of the option shares vested on the date of the grant.

The fair values of the options granted during the quarter ended December 31, 2017 were determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate:	2.00%
Expected term:	4 years
Expected dividend yield:	0.00%
Expected volatility:	176.7%

The options issued in the quarter ended December 31, 2017 noted above were valued at inception at $2.22 per share.

Warrants

The fair values of the warrants granted during the term of the agreement in connection with promissory notes issued (see Note 5) were determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate:	2.00%
Expected term:	4 years
Expected dividend yield:	0.00%
Expected volatility:	176.7%

The valuation of the warrants was $92,499 which has been recorded as a debt discount and is being amortized over the life of the loans on a straight-line basis to interest expense. As of December 31, 2017, $88,645 remained unamortized.

7.	Commitments and contingencies

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. At the time the original lease was entered into, the Company had expected to close on significant subscriptions from its private placement. However, when those did not immediately materialize, the Company entered into an agreement with the landlord to cancel the lease and in addition, paid the landlord $15,000 not to rent out the property until such time the Company could enter into a new lease. In September 2016, the Company entered into a new 10-year lease with the landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease.

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

In November 2017, the Company entered into a consulting agreement with an unrelated third party with a term of 12 months. As part of that agreement, the third party agreed to provide assistance for the Company with respect to business affairs relating to business consolidations and financing. As consideration for these services, the Company has agreed to issue to the consultant options to acquire up to 100,000 shares of common stock of the Company.

Property Rental Agreements

1027 Willamette

In July 2017, the Company entered into an operating lease agreement with a marijuana dispensary (the “Lessee”) to move into the Company’s acquired property located at 1027 Willamette Street in Eugene, Oregon. The lease agreement is for a base term of ten years (see note below) and a monthly rent obligation of $13,800, subject to annual increases of 3% per year, plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. The Company provided the tenant with one month of free rent.

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

14336 S. Union Hall Road, Mulino

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

During the three months ended December 31, 2017, the Company incurred total rent expense of $77,717. As of December 31, 2017, the Company has recorded a long-term asset for the straight lining of rent under the rental leases to the cannabis operators of approximately $580,670.

8.	Subsequent events

Subsequent to December 31, 2017, and up to the date of this filing, we have raised $1,525,980 as part of our continuing private placement at $2.40 per share. As of the date of this filing, we have issued 91,710 shares on account of these sales and are committed to issue an additional 544,115 shares.

The Company entered into a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”), pursuant to which the seller will sell the premises to the Company upon the completion of the Company’s due diligence investigations and completion of the closing conditions precedent to each party’s obligations under the Contract for Sale. The purchase price is $1,700,000 which will be reduced by a rental credit of approximately $135,000, which is equivalent to nine months’ rent at $15,000 a month. In addition, the Seller has granted the Company a credit to be reflected upon closing in the amount $9,500 for improvements made by the Company to the property. In connection with the purchase of the property, the Company will make a cash payment in the amount of $362,254 and will issue a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. In April 2017, in order for the Company to make use of the premises pending closing of the purchase of the property, the Company agreed to lease the premises from the seller for a term commencing April 5, 2017 and expiring on the earlier of: (i) the termination of the Contract for Sale by either party thereto in accordance with its terms; and (ii) October 5, 2017. The lease requires the Company to pay a base rental fee of $15,000 for the first nine months with no lease deposit required. All taxes accruing during the lease term (including real estate taxes and personal property taxes) are the responsibility of the Company. In January 2018, the Company closed on the purchase.

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

For the year ended September 30, 2017, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the three months ended December 31, 2017, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

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

Summary of Results

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016

Revenues	$309,829	$0.00
Net (loss)	$(687,843)	$(546,933)
Basic and diluted earnings (loss) per share	$(0.10)	$(0.11)

Comparison of the results of operations for the three months ended December 31, 2017 compared to the three months ended December 31, 2016

Because we were in the early stages of development in 2016, our operations were concentrated in startup and raising funds to commence operations and we had not yet received any revenues, there is not a meaningful comparison between the periods.

The Company had revenues during the three months ended December 31, 2017 of $309,829 compared with $0.00 for the comparable period of 2016, which primarily comprised straight lining the rent we expect from our four leases. Under US GAAP, our rental income from the properties is earned on a straight-line basis over the entire expected life of the rent agreement, including the free rent period we have provided until each lessor ends its cannabis growing season. As of December 31, 2017, only the Willamette Property lessor had begun cash payments under the lease. We expect the remaining three lessors to commence cash payments under their three leases in May 2018.

In the three months ended December 31, 2017, we incurred consulting costs of $55,450 compared to $6,250 in the comparable period of the prior year. We expended those fees as we have yet to build up a significant employee base and currently outsource certain tasks to consultants. We expect in the upcoming year to increase our consulting fees as we continue to grow, even though we do expect to increase staffing, as we do not expect that growth will be commensurate with our growth from operations in the near term.

In the three months ended December 31, 2017, we incurred professional fees of approximately $140,598 compared to $0.00 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services relating to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In three months ended December 31, 2017, we incurred general and administrative costs of approximately $432,000 compared to $72,718 in the comparable period of the prior year. Those costs include payroll, depreciation and amortization, insurance, rent expense and other general costs. We expect that these costs will increase as we increase our operations.

In the three months ended December 31, 2017, we incurred stock-based compensation of approximately $360,000 compared to approximately 468,000 in the comparable period of the prior year, primarily the result of grants of stock and options to officers, directors and consultants. We expect that we will continue to use equity in the form of our common stock and options or warrants to compensate our employees and to reduce the cash compensation we will need to outlay to consultants in the upcoming year as we continue to grow our operations and devote our cash resources to acquiring new and improving our existing properties.

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

The note is non-interest bearing requires four monthly payments of $75,000 plus a final payment for the remaining amount due immediately thereafter plus fees. Due to the short-term nature of the note, the Company has not imputed any interest as it would be immaterial to the results for the period. The Company and note holder have come to an agreement subsequent to September 30, 2017 to reduce by $75,000 the balance due under the note, due to the Seller breaching certain sections of the Purchase and Sale Agreement dated November 15, 2016. As of December 31, 2017, the balance owed on the note was approximately $4,000.

On April 15, 2017, the Company entered into a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”), pursuant to which the seller will sell the premises to the Company upon the completion of the Company’s due diligence investigations and completion of the closing conditions precedent to each party’s obligations under the Contract for Sale. The purchase price is $1,700,000 which will be reduced by a rental credit of approximately $135,000, which is equivalent to nine months’ rent at $15,000 a month. In addition, the Seller has granted the Company a credit to be reflected upon closing in the amount $9,500 for improvements to the property made by the Company. The Company expects that the closing of the property purchase will take place in January 2018. In connection with the purchase of the property, the Company will make a cash payment in the amount of $362,254 and will issue a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. In April 2017, in order for the Company to make use of the premises pending closing of the purchase of the property, the Company agreed to lease the premises from the seller for a term commencing April 5, 2017 and expiring on the earlier of: (i) the termination of the Contract for Sale by either party thereto in accordance with its terms; and (ii) October 5, 2017. The lease requires the Company to pay a base rental fee of $15,000 for the first nine months with no lease deposit required. All taxes accruing during the lease term (including real estate taxes and personal property taxes) are the responsibility of the Company. In October 2017, both parties agreed to extend the lease through January 2018. The Company closed on the purchase of the property in January 2018.

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

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of $2,179,017 as of December 31, 2017. Our primary uses of cash have been for salaries, fees paid to third parties for professional services, property operating expenses, general and administrative expenses, and the acquisition and development of rental properties. All funds received have been expended in the furtherance of growing the business. We have received funds from financing activities such as from the sale of our common stock. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,
●	Acquisition and buildout of rental properties;
●	Addition of administrative and sales personnel as the business grows and
●	The cost of being a public company.

Subsequent to December 31, 2017, we have raised an additional approximately $1,525,980 in our private placements. Our efforts to raise additional capital are ongoing.

We currently have committed that we would need to spend approximately $2.7 million on capital expenditures for the expansion and buildout of our Powell and Springfield properties, and in addition, approximately $1.525 million to purchase the Mulino Property. These capital expenditures are contingent upon several factors including the Company obtaining financing for the development of the properties and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Stem since between October 1, 2017 and February 12, 2018:

	Date	Number of Shares	Security	Price US$
Investors in $2.40/share Offering	10//2017-2/12/2018	450,634	Common Stock	$2.40
Shares issued to Consultants	1/29/2018	100,000	Common Stock	$2.40

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

STEM HOLDINGS, INC.

February 14, 2018	By:	/s/ Adam Berk
Adam Berk, President and Chief Executive Officer

