Form 10-Q
period 2018-03-31
Stem Holdings, Inc.
filed 2018-05-15
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

STEM HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	000-55751	61-1794883
(State	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification No.)

7777 Glades Road, Suite 203,

Boca Raton, FL 33434

(Address of principal executive offices) (Zip code)

Issuer’s telephone number: (561) 948-5410

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

There were 8,147,028 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 14, 2018.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

Stem Holdings, Inc.

Condensed Consolidated Statements of Financial Position

	March 31, 2018	September 30, 2017
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$2,418,637	$391,389
Prepaid expenses	426,445	106,466
Subscriptions receivable	-	100,000
Total current assets	2,845,082	597,855

Property and equipment, net	6,771,729	3,258,850

Other assets
Project costs	10,000	10,000
Deposits	204,401	185,318
Deferred rent	863,031	298,441
Total other assets	1,077,432	493,759

Total Assets	$10,694,243	$4,350,464

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses	$218,912	$101,377
Due to related parties	16,500	16,500
Notes payable and current portion of long-term debt, net of discount	518,249	47,902
Total Current Liabilities	753,661	165,779

Long-term debt	1,636,547	-

Total liabilities	2,390,208	165,779

Shareholders’ Equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of March 31, 2018	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of March 31, 2018	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 8,448,236 , and 6,354,860 shares issued, issuable and outstanding as of March 31, 2018 and September 30, 2017 respectively	8,538	6,433
Additional paid-in capital	12,725,929	7,012,603
Accumulated deficit	(4,430,432)	(2,834,351)
Total equity	8,304,035	4,184,685
Total Liabilities and Shareholders' Equity	$10,694,243	$4,350,464

The accompanying notes are an integral part of these financial statements

* Derived from audited information

Stem Holdings, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended	Three months ended	Six months Ended	Six months ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Revenues	$309,960	$-	$619,789	$-

Consulting fee's	40,600	49,500	96,050	49,500
Professional fee's	256,645	128,886	397,243	170,356
General and administration	445,870	180,736	878,238	211,984
General and administration--related party	-	93,143	-	93,143
Stock based compensation	338,454	(112,264)	698,000	361,986
Total expenses	1,081,569	340,001	2,069,531	886,969

Operating loss	$(771,609)	$(340,001)	$(1,449,742)	$(886,969)

Other income and (expenses)
Interest expense	(136,678)	-	(146,414)	-
Interest income	49	5,020	75	5,055
Total other income	(136,629)	5,020	(146,339)	5,055

Net loss before income taxes	(908,238)	(334,981)	(1,596,081)	(881,914)
Provision for income taxes	-	-	-	-
Net loss for the period	$(908,238)	$(334,981)	$(1,596,081)	$(881,914)

Basic and diluted loss per common share	$(0.11)	$(0.06)	$(0.22)	$(0.18)
Basic and diluted weighted average common shares outstanding	$7,961,410	5,270,509	7,271,240	4,901,169

The accompanying notes are an integral part of these financial statements.

Stem Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months ended March 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss for the period	$(1,596,081)	$(881,914)
Adjustments to reconcile net loss to cash used in opereations
Stock-based compensation	698,000	361,986
Non-cash interest	92,499	-
Depreciation and amortization	193,338	40,381
(Increase) decrease in operating assets:
Prepaid expenses and other assets	84,943	(54,453)
Deferred revenue	(564,589)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	117,537	16,378
Net Cash Flows Used In Operating Activities	(974,353)	(517,622)

Cash Flows from Investing Activities:
Fixed asset purchases	(2,315,018)	(1,665,443)
Intangible property expenditures	(4,450)	(28,219)
Project cost expenditures	-	(88,088)
Advances to related entities	-	(208,001)
Deposits for leasehold improvements	(109,083)	(128,476)
Net Cash Flows used in Investing Activities	(2,428,551)	(2,118,227)

Financing Activities:
Proceeds from issuance of common shares	4,844,930	3,880,103
Proceeds from notes payable	750,000	-
Principle payments on notes payable	(164,778)	-
Net Cash Flows Provided By Financing Activities	5,430,152	3,880,103

Net increase in cash and cash equivalents	2,027,248	1,244,254
Cash and cash equivalents at beginning of period	391,389	798,198
Cash and cash equivalents at end of period	$2,418,637	$2,042,452

Supplemental cash flow information
Cash paid for interest	$27,353	$-
Cash paid for taxes	$-	$-
Non-Cash Supplemental information
Equipment purchased financed	$21,749	$-
Purchase of real estate with seller financing	$1,200,000	$304,263
Financed Insurance	$224,922	$213,083
Project costs and construction deposits transferred to PP&E	$90,000	$41,250

The accompanying notes are an integral part of these financial statements.

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Incorporation, Operations and Liquidity

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

As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $4,430,432 as of March 31, 2018. For the six months ended March 31, 2018 we had a net loss of $1,596,081. The Company has entered into four leases with tenants in which it has committed the Company to improve those properties which will require additional funding in the amount of $750,000. In addition, the Company continues to work towards acquiring additional properties to lease to cannabis operators to grow its business. To date, the Company has raised substantial funds through private placements. After March 31, 2018, the Company has continued to raise funds through private placements, debentures and other transactions. The Company also expects that its cash outflow from operation will decrease in fiscal year 2018 as three of its four subleases to cannabis operators begin generating cash flow in the fourth quarter of the fiscal year and its current cash balance plus expected private placement and other investment proceeds allow it to continue operating and build out its properties.

2. Summary of significant accounting policies

Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed financial statements included herein are unaudited. Such financial statements, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending September 30, 2018 or for any other period. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and because of this, for further information, readers should refer to the financial statements and footnotes included in its Form 10 for the fiscal year ended September 30, 2017 filed on January 16, 2018. The Company believes that the disclosures are adequate to make the interim information presented not misleading.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2018, the Company had deposits in a major financial institution in excess of the FDIC insurance limit. The Company believes the risk of loss to be minimal as it maintains its cash balances at well capitalized financial institutions.

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

Through March 31, 2018 the Company has not experienced impairment losses on its long-lived assets.

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

Earnings per share

The Company presents basic and diluted per share amounts (“EPS”) data for its common shares. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. The Company’s calculation of diluted net loss per share excludes potential common shares as of March 31, as the effect would be anti-dilutive (i.e. would reduce the loss per share).

As of March 31, 2018, the Company had issued 916,666 options and warrants exercisable into the common stock of the Company outstanding (see Note 6).

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $18,880 for the six months ended March 31, 2018 and $17,939 for 2017.

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

3. Property, Plant & Equipment

At March 31, 2018 property and equipment consisted of the following:

Automobile	$18,275
Signage	19,118
Furniture and equipment	436,586
Leasehold improvements	1,575,161
Buildings and property improvements	4,688,506
Land	300,000
Software and related	56,640
Subtotal	7,094,286
Accumulated depreciation and amortization	(322,557)
Property, plant and equipment, net	$6,771,729

(1) Because the Company closed on the acquisition of the Mulino property (see Note 9) in January 2018, the Company has treated the costs to improve the property as building improvements and not as project costs as of March 31, 2018.

On November 1, 2016, the Company acquired certain real property located at 1027 Willamette Street, Eugene, OR 97401 (the “Property”) for a total cash purchase price plus closing costs of approximately $918,000.

On February 6, 2017, the Company acquired certain real property located at 7827 SE Powell Blvd, Portland, OR 97206 (the “Property”) for a total purchase price plus closing costs of approximately $656,498. As part of the consideration for closing on the property, the Company issued a short term note payable to the seller in the Amount of approximately $304,000. The note is non-interest bearing and requires four monthly payments of $75,000 plus a final payment for the remaining amount due immediately thereafter plus fees. Due to the short-term nature of the note, the Company has not imputed any interest as it would be immaterial to the results for the period. The Company and note holder are negotiating an agreement to reduce the obligation by $75,000 which is the balance due under the note, due to the Seller breaching certain sections of the Purchase and Sale Agreement dated November 15, 2016. As of March 31, 2018, the balance owed on the note was approximately $79,000.

[Insert re: Mulino Farm Acquisition]

Depreciation and amortization expense was $193,339 for the six months ended March 31, 2018 and $40,381 for 2017.

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

5. Notes Payable

In November 2017, the Company entered into a promissory note in the amount of $21,749 from a vendor of the Company. The promissory note bears an interest rate of 18% per annum and also contains a 10% servicing fee. The note matures 24 months after issuance and is secured by certain security electronics purchased with proceeds of the note.

The Company issued a $100,000 promissory note dated December 7, 2017 to accredited investor which matures March 7, 2018 and has an annual rate of interest at 24%. Both principal and interest is due at maturity. The promissory note ranks senior to all obligations not designated as a primary obligation by the Company. As an inducement to issue the promissory note, the Company granted the holder warrants to acquire 20,833 shares of the Company’s common stock. The warrant has an exercise price of $2.40 per underlying common share and are exercisable for 2 years from the anniversary date of issuance (see Note 6). This obligation fully repaid on March 28, 2018.

The Company issued a $100,000 promissory note dated December 1, 2017 to accredited investor which matures March 1, 2018 and has an annual rate of interest at 24%. Both principal and interest is due at maturity. The promissory note ranks senior to all obligations not designated as a primary obligation by the Company. As an inducement to issue the promissory note, the Company granted the holder warrants to acquire 20,833 shares of the Company’s common stock. The warrant has an exercise price of $2.40 per underlying common share and are exercisable for 2 years from the anniversary date of issuance (see Note 6). On March 1, 2018, pursuant to the First Amendment to Loan Agreement and Promissory note, the parties agreed to extend the note for one more year which includes the following terms; (1) interest payment of $6,000 due from the original note is to be paid (2) interest rate decreases from an annual rate of 24% to 8% (3) the Company has the right to prepay the note combined with accrued interest at any time prior to maturity (4) the lender has the right to call the note together with accrued interest not less than 30 days written notice to the Company (5) at any time prior to maturity of the note, lender has the option to convert the indebtedness with accrued interest into the Company’s common stock at the rate of $2.40 a share. At issuance, the Company determined that there was no beneficial conversion feature.

As of February 2018, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $216,086. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $22,105 over the term of the note. As of March 31, 2018, the obligation outstanding is $198,943.

Effective March 2, 2018, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $8,836. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $904 over the term of the note. As of March 31, 2018, the obligation outstanding is $8,135.

On January 16, 2018 the Company consummated a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and a additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. The note is secured by a deed of trust on the property.

Mortgage payable

On February 28, 2018, the Company executed a $550,000 mortgage payable on the Willamette property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began March 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on March 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. For the six months ended March 31, 2018, interest expense related to this mortgage amounted to $6,875. The note has been cross guaranteed by the CEO and Director of the Company.

6. Shareholders’ Equity

Preferred shares

The Company had no preferred shares issued and outstanding as of March 31, 2018.

Common shares

The holders of common shares are not entitled to receive dividends at this time, however, are entitled to one vote per share at meetings of the Company.

The Company received subscriptions in private placement offerings completed for the following shares for the six ended March 31, 2018:

●	For the six months ended March 31, 2018, 2,015,596 common shares were issued at $2.40 per share to unaffiliated investors raising gross cash proceeds (including collection of $100,000 subscription receivable) of $4,837,430. 141,667 shares of common stock were issuable as of March 31, 2018.

●	During the six months ended March 31, 2018, the Company began the process of registering shares of common stock for trading under the securities laws of Canada. As part of that process, certain founders were notified that they had to contribute additional amounts for their shares. In the six months ended March 31, 2018, two founders contributed an additional $9,933 towards their founders shares as part of the requirements of the securities regulators of Canada.

Subscription receivable

On September 27, 2017, the Company received a subscription for 41,667 shares in the amount of $100,000. The funds were received by the Company in October 2017.

Options

During the six months ended March 31, 2018, the Company entered into a renewed consulting agreement, and as part of that agreement for professional services, agreed to issue a total of 100,000 options to purchase the common stock of the Company, with an exercise price of $2.40 per share and a term of 4 years. Pursuant to the agreement 50,000 shares vested immediately, options to acquire 25,000 shares will vest 6 months subsequent to the effective date, and the remaining option to acquire 25,000 shares vests 1 year after the effective date.

During the six months ended March 31, 2018, the Company granted options to acquire 50,000 shares of its common stock to a consultant. The grant has an exercise price of $2.40 per share and a term of 4 years. All of the option shares vested on the date of the grant.

During the six months ended March 31, 2018, the Company entered into an employment agreement dated February 15, 2018, and as part of this agreement agreed to issue a total of 50,000 options to purchase the common stock of the Company, with an exercise price of $2.40 per share and a term of 3 years. Pursuant to the agreement, all 50,000 options vests immediately. In total, the Company recorded stock-based compensation expense to directors and officers of $97,500 as a result of these options in the six months ended March 31, 2018. In addition, upon the execution of the agreement, the employee received 10,416 shares of the Company’s stock valued at $2.40 totaling $25,000. As a result of the issuance, the expense of $25,000 is accrued in Officers and Directors stock compensation.

During the period ended March 31, 2018, the Company entered into an employment agreement dated January 1, 2018, and as part of this agreement agreed to issue a total of 25,000 options to purchase the common stock of the Company, with an exercise price of $2.40 per share and a term of 3 years. Pursuant to these agreements, 10,000 options vests immediately, 5,000 options vest on the first anniversary and the balance of 10,000 options will vest on the second anniversary date. In total, the Company recorded stock-based compensation expense to the directors and officers of $19,500 as a result of these options in the six months ended March 31, 2018.

The fair values of the options granted during the quarter ended December 31, 2017 were determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	5.00%
Expected term:	4 years
Expected dividend yield:	0.00%
Expected volatility:	126.6%

The options issued in the six months ended March 31, 2018 noted above were valued at inception at the fair value of $2.22 per share.

Warrants

The fair values of the warrants granted during the term of the agreement in connection with promissory notes issued (see Note 5) were determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate:	5.00%
Expected term:	4 years
Expected dividend yield:	0.00%
Expected volatility:	126.6%

The valuation of the warrants was $92,499 which has been recorded as a debt discount and is being amortized over the life of the loans on a straight-line basis to interest expense. As of March 31, 2018, $0 remained unamortized.

7. Commitments and contingencies

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. At the time the original lease was entered into, the Company had expected to close on significant subscriptions from its private placement. However, when those did not immediately materialize, the Company entered into an agreement with the landlord to cancel the lease and in addition, paid the landlord $15,000 not to rent out the property until such time the Company could enter into a new lease. In September 2016, the Company entered into a new 10-year lease with the landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017 and continues through November 31, 2026 at a rate of $3,525 a month that escalates 3% per year.

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur, additional real estate assets held by entities related to those shareholders. The Agreement also gives the Company the right of first refusal in regard to certain properties owned by the persons and entities affiliated with the parties of the Agreement so long as certain targets are met.

Should the Company obtain in excess of $10,000,000 through a combination of its private placements and its merger with Patch Holdings, Inc., it is required to purchase certain real estate properties owned by entities affiliated with certain of its shareholders. In addition, if the Company obtains in excess of $13 million through a combination of private placements and its merger with Patch Holdings, Inc., the cannabis affiliates become obligated to purchase preferred stock of the Company in an amount equivalent to 50% of their post-tax net operating income.

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

In February 2017, the Company entered into an advisory agreement with an unrelated third party with a term of 12 months. As part of that agreement, the third party agreed to provide assistance for the Company with respect to eligibility for becoming quoted on the OTCQB/OTCQX and advising and assisting the Company in complying with its ongoing OTCQB/OTCQX disclosure obligation under current federal and state securities laws. These services to the Company are exchanged for a $10,000 upfront payment, and $5,000 payment upon the acceptance on OTCQB/OTCQX. Parties have verbally agreed. In November 2017, the Company entered into a consulting agreement with an unrelated third party with a term of 12 months. As part of that agreement, the third party agreed to provide assistance for the Company with respect to business affairs relating to business consolidations and financing. As consideration for these services, the Company has agreed to issue to the consultant options to acquire up to 100,000 shares of common stock of the Company.

In March 2018, the Company entered into a 3-year lease for the occupancy of the Company’s corporate office located in Boca Raton, Florida. The lease requires the Company to pay a base rental fee of $3,024 per month. All taxes, maintenance and utilities are billed separately. In addition, the Company also remitted $6,048 or a security deposit to the landlord. The landlord provided the Company with 2 free months.

January 16, 2018 the Company consummated a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”). The purchase price is $1,700,000 which is reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and a additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full.

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

Springfield Suites

In July 2017, the Company entered into a lease agreement for its property and warehouse building located at 800 N 42nd street in Springfield, Oregon. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $64,640, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. Rent payments commence on the date the growing season ends, which the Company currently estimates will occur in August 2018, and thus expects payments to begin in September 2018. The Company has treated this period as a free rental period for accounting purposes. At the time rental payments begin, the total of base rent and additional rent will not be less than $1.00 per foot for light assisted greenhouse and $.25 per usable square foot for un-light assisted greenhouse or outdoor grow space.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

14336 S. Union Hall Road, Mulino

In July 2017, the Company entered into a lease agreement for its property located at 14336 South Union Hall Road in Mulino, Oregon. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $18,750, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes shall be paid by the Tenant and insurance costs paid by the Company. Rent payments will begin at the of the first growing season, which the Company currently estimates will occur in August 2018, and thus payments will commence in September 2018. The Company expects to treat such period as a free rental period for accounting purposes. At the time rental payments begin, the total of base rent and additional rent will not be less than $1.00 per foot for light assisted greenhouse and $.25 per usable square foot for un-light assisted greenhouse or outdoor grow space.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

7827 SE Powell

In July 2017, the Company entered into a lease agreement for its acquired property located at 7827 SE Powell Blvd. in Portland, Oregon. The lease agreement is for a term of ten years and a monthly rent obligation of $6,523, subject to annual increases of 3% per year. Maintenance and real property taxes shall be paid by the Tenant and insurance paid by the Company. Additional rents will be added to pay landlord back for tenant improvements by the end of the first term of the lease, payments will include annual interest at 12% compounded monthly. Rent payments commence on the date the growing season ends, which the Company currently estimates will occur in August 2018, and thus expects payments to begin in September 2018. The Company has treated this period as a free rental period for accounting purposes. Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

During the six months ended March 31, 2018, the Company incurred total rent expense of $98,423 As of March 31, 2018, the Company has recorded a long-term asset for the straight lining of rent under the rental leases to the cannabis operators of approximately $863,030.

8. Subsequent events

Subsequent to March 31, 2018, and up to the date of this filing, we have raised $340,000 as part of our continuing private placement at $2.40 per share. As of the date of this filing, we have issued 0 shares on account of these sales and are committed to issue an additional 141,667 shares.

On April 30, 2018, the Company entered into a one-year engagement agreement with a new Director. Pursuant to the engagement agreement, the Company will compensate the Director with 50,000 options to purchase the Company’s common stock at $2.40 vesting at 12,500 options a quarter expiring in 4 years. The engagement letter may be terminated upon thirty days written notice by either party.

On April 4, 2018, the Company executed a $316,000 mortgage payable to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began May 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project.

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

For the year ended September 30, 2017, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the three and six months ended March 31, 2018, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

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

Summary of Results

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Revenues	$309,960	$0.00
Net (loss)	$(908,238)	$(334,981)
Basic and diluted earnings (loss) per share	$(0.11)	$(0.06)

	Six Months Ended	Six Months Ended
	March 31, 2018	March 31, 2017

Revenues	$619,789	$0.00
Net (loss)	$(1,596,081)	$(881,914)
Basic and diluted earnings (loss) per share	$(0.22)	$(0.18)

Comparison of the results of operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017

Because we were in the early stages of development in 2017, our operations were concentrated in startup and raising funds to commence operations and we had not yet received any revenues, there is not a meaningful comparison between the periods.

The Company had revenues during the three months ended March 31, 2018 of $309,960 compared with $0.00 for the comparable period of 2017, which primarily comprised straight lining the rent we expect from our four leases. Under US GAAP, our rental income from the properties is earned on a straight-line basis over the entire expected life of the rent agreement, including the free rent period we have provided until each lessor ends its cannabis growing season. As of March 31, 2018, only the Willamette Property lessor had begun cash payments under the lease. We expect the remaining three lessors to commence cash payments under their three leases in May 2018.

In the three months ended March 31, 2018, we incurred consulting costs of $40,600 compared to $49,500 in the comparable period of the prior year. We expended those fees as we have yet to build up a significant employee base and currently outsource certain tasks to consultants. We expect in the upcoming year to increase our consulting fees as we continue to grow, even though we do expect to increase staffing, as we do not expect that growth will be commensurate with our growth from operations in the near term.

In the three months ended March 31, 2018, we incurred professional fees of approximately $256,645 compared to $128,886 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services relating to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In the three months ended March 31, 2018, we incurred general and administrative costs of approximately $445,870 compared to $273,879, which included $93,143 of costs related to the startup of operations of the OPCO entities to which we sublease the properties, in the comparable period of the prior year. Those costs include payroll, depreciation and amortization, insurance, rent expense and other general costs. We expect that these costs will increase as we increase our operations.

In the three months ended March 31, 2018, we incurred stock-based compensation of approximately $338,454 compared to $(112,264) in the comparable period of the prior year, primarily the result of grants of stock and options to officers, directors and consultants as of March 31, 2017, since we updated certain of our estimates for equity-based issuances, which resulted in the negative expense recorded in the period. We expect that we will continue to use equity in the form of our common stock and options or warrants to compensate our employees and to reduce the cash compensation we will need to outlay to consultants in the upcoming year as we continue to grow our operations and devote our cash resources to acquiring new and improving our existing properties.

Comparison of the results of operations for the six months ended March 31, 2018 compared to the six months ended March 31, 2017

Because we were in the early stages of development in 2017, our operations were concentrated in startup and raising funds to commence operations and we had not yet received any revenues, there is not a meaningful comparison between the periods.

The Company had revenues during the six months ended March 31, 2018 of $619,789 compared with $0 for the comparable period of 2017, which primarily comprised straight lining the rent we expect from our four leases. Under US GAAP, our rental income from the properties is earned on a straight-line basis over the entire expected life of the rent agreement, including the free rent period we have provided until each lessor ends its cannabis growing season. As of March 31, 2018, only the Willamette Property lessor had begun cash payments under the lease. We expect the remaining three lessors to commence cash payments under their three leases in May 2018.

In the six months ended March 31, 2018, we incurred consulting costs of $96,050 compared to $49,500 in the comparable period of the prior year. We expended those fees as we have yet to build up a significant employee base and currently outsource certain tasks to consultants. We expect in the upcoming year to increase our consulting fees as we continue to grow, even though we do expect to increase staffing, as we do not expect that growth will be commensurate with our growth from operations in the near term.

In the six months ended March 31, 2018, we incurred professional fees of approximately $397,243 compared to $170,356 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services relating to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In six months ended March 31, 2018, we incurred general and administrative costs of approximately $878,238 compared to $305,127, which included $93,143 of costs related to the startup of operations of the OPCO entities to which we sublease the properties, in the comparable period of the prior year. Those costs include payroll, depreciation and amortization, insurance, rent expense and other general costs. We expect that these costs will increase as we increase our operations.

In the six months ended March 31, 2018, we incurred stock-based compensation of approximately $698,000 compared to $361,986 in the comparable period of the prior year, primarily the result of grants of stock and options to officers, directors and consultants. We expect that we will continue to use equity in the form of our common stock and options or warrants to compensate our employees and to reduce the cash compensation we will need to outlay to consultants in the upcoming year as we continue to grow our operations and devote our cash resources to acquiring new and improving our existing properties.

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

The note is non-interest bearing requires four monthly payments of $75,000 plus a final payment for the remaining amount due immediately thereafter plus fees. Due to the short-term nature of the note, the Company has not imputed any interest as it would be immaterial to the results for the period. The Company and note holder have come to an agreement subsequent to September 30, 2017 to reduce by $75,000 the balance due under the note, due to the Seller breaching certain sections of the Purchase and Sale Agreement dated November 15, 2016. As of March 31, 2018, the balance owed on the note was approximately $79,000.

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

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of $2,418,637 as of March 31, 2018. Our primary uses of cash have been for salaries, fees paid to third parties for professional services, property operating expenses, general and administrative expenses, and the acquisition and development of rental properties. All funds received have been expended in the furtherance of growing the business. We have received funds from financing activities such as from the sale of our common stock.

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

We currently have committed that we would need to spend approximately $2.7 million on capital expenditures for the expansion and buildout of our Powell and Springfield properties, and in addition, approximately $1.25 million to complete the purchase of the Mulino Property. These capital expenditures are contingent upon several factors including the Company obtaining financing for the development of the properties and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. At the time the original lease was entered into, the Company had expected to close on significant subscriptions from its private placement. However, when those did not immediately materialize, the Company entered into an agreement with the landlord to cancel the lease and in addition, paid the landlord $15,000 not to rent out the property until such time the Company could enter into a new lease. In September 2016, the Company entered into a new 10-year lease with the landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017 and continues through November 31, 2026 at a rate of $3,525 a month that escalates 3% per year.

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur, additional real estate assets held by entities related to those shareholders. The Agreement also gives the Company the right of first refusal in regard to certain properties owned by the persons and entities affiliated with the parties of the Agreement so long as certain targets are met.

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

In February 2017, the Company entered into an advisory agreement with an unrelated third party with a term of 12 months. As part of that agreement, the third party agreed to provide assistance for the Company with respect to eligibility for becoming quoted on the OTCQB/OTCQX and advising and assisting the Company in complying with its ongoing OTCQB/OTCQX disclosure obligation under current federal and state securities laws. These services to the Company are exchanged for a $10,000 upfront payment, and $5,000 payment upon the acceptance on OTCQB/OTCQX. Parties have verbally agreed. In November 2017, the Company entered into a consulting agreement with an unrelated third party with a term of 12 months. As part of that agreement, the third party agreed to provide assistance for the Company with respect to business affairs relating to business consolidations and financing. As consideration for these services, the Company has agreed to issue to the consultant options to acquire up to 100,000 shares of common stock of the Company.

In March 2018, the Company entered into a 3-year lease for the occupancy of the Company’s corporate office located in Boca Raton, Florida. The lease requires the Company to pay a base rental fee of $3,024 per month. All taxes, maintenance and utilities are billed separately. In addition, the Company also remitted $6,048 or a security deposit to the landlord. The landlord provided the Company with 2 free months.

January 16, 2018 the Company consummated a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”). The purchase price is $1,700,000 which is reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and a additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full.

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

Springfield Suites

In July 2017, the Company entered into a lease agreement for its property and warehouse building located at 800 N 42nd street in Springfield, Oregon. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $64,640, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. Rent payments commence on the date the growing season ends, which the Company currently estimates will occur in August 2018, and thus expects payments to begin in September 2018. The Company has treated this period as a free rental period for accounting purposes. At the time rental payments begin, the total of base rent and additional rent will not be less than $1.00 per foot for light assisted greenhouse and $.25 per usable square foot for un-light assisted greenhouse or outdoor grow space.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

14336 S. Union Hall Road, Mulino

In July 2017, the Company entered into a lease agreement for its property located at 14336 South Union Hall Road in Mulino, Oregon. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $18,750, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes shall be paid by the Tenant and insurance costs paid by the Company. Rent payments will begin at the of the first growing season, which the Company currently estimates will occur in August 2018, and thus payments will commence in September 2018. The Company expects to treat such period as a free rental period for accounting purposes. At the time rental payments begin, the total of base rent and additional rent will not be less than $1.00 per foot for light assisted greenhouse and $.25 per usable square foot for un-light assisted greenhouse or outdoor grow space.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

7827 SE Powell

In July 2017, the Company entered into a lease agreement for its acquired property located at 7827 SE Powell Blvd. in Portland, Oregon. The lease agreement is for a term of ten years and a monthly rent obligation of $6,523, subject to annual increases of 3% per year. Maintenance and real property taxes shall be paid by the Tenant and insurance paid by the Company. Additional rents will be added to pay landlord back for tenant improvements by the end of the first term of the lease, payments will include annual interest at 12% compounded monthly. Rent payments commence on the date the growing season ends, which the Company currently estimates will occur in August 2018, and thus expects payments to begin in September 2018. The Company has treated this period as a free rental period for accounting purposes. Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement. During the six months ended March 31, 2018, the Company incurred total rent expense of $98,423 As of March 31, 2018, the Company has recorded a long-term asset for the straight lining of rent under the rental leases to the cannabis operators of approximately $863,030.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Stem since between January 1, 2018 and May 11, 2018:

	Date	Number of Shares	Security (issued or issuable)	Price US$ per share
Investors in $2.40/share Offering	1/2018-5/14/2018	1,062,459	Common Stock	$2.40
Shares issued to Employees and Consultants	1/1/2018-4/11/2018	120,417	Common Stock	services provided

These shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

STEM HOLDINGS, INC.

May 15, 2018	By:	/s/ Adam Berk
Adam Berk, President and Chief Executive Officer

