Form 10-Q
period 2018-06-30
Stem Holdings, Inc.
filed 2018-08-14
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2018

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

There were 9,388,693 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 10, 2018.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

Stem Holdings, Inc.

Condensed Consolidated Statements of Financial Position

	June 30, 2018	September 30, 2017
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$2,448,761	$391,389
Prepaid expenses	821,142	106,466
Subscriptions receivable	-	100,000
Total current assets	3,269,903	597,855

Property and equipment, net	8,334,412	3,258,850

Other assets
Investment in equity method investees	799,164	-
Project costs	10,000	10,000
Deposits	499,941	185,318
Deferred rent	1,149,012	298,441
Total other assets	2,458,117	493,759

Total Assets	$14,062,432	$4,350,464

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued expenses	$168,836	$101,377
Due to related parties	16,500	16,500
Convertible notes	1,600,000	-
Short term notes	227,189	-
Current portion of long-term notes	160,103	47,902
Total Current Liabilities	2,172,628	165,779

Long-term debt, net of long term portion	1,961,650

commitments and contingencies	-	-

Shareholders’ Equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of June 30, 2018	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of June 30, 2018	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 9,882,443 and 6,354,860 shares issued, issuable and outstanding as of June 30, 2018 and September 30, 2017 respectively	9,882	6,433
Additional paid-in capital	19,237,465	7,012,603
Accumulated deficit	(9,319,193)	(2,834,351)
Total equity	9,928,154	4,184,685
Total Liabilities and Shareholders’ Equity	$14,062,432	$4,350,464

The accompanying notes are an integral part of these financial statements

* Derived from audited information

Stem Holdings, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues	$324,152	$-	$943,941	$-

Consulting fee’s	67,900	40,000	163,950	89,500
Professional fee’s	112,062	83,826	509,305	254,182
General and administration	680,456	316,594	1,558,694	528,578
General and administration-related party	-	-	-	93,143
Stock based compensation	4,286,938	797,991	4,984,938	1,159,997
Total expenses	5,147,356	1,238,411	7,216,887	2,125,400

Operating loss	$(4,823,204)	$(1,238,411)	$(6,272,946)	$(2,125,400)

Other income and expenses
Interest expense	(65,836)	-	(212,249)	-
Interest income	279	97	353	5,152.00
Total other income (expense)	(65,557)	97	(211,896)	5,152

Income (Loss) from equity method investees	-	-	-	-

Net loss before income taxes	(4,888,761)	(1,238,508)	(6,484,842)	(2,130,552)
Provision for income taxes	-	-	-	-
Net loss for the period	$(4,888,761)	$(1,238,508)	$(6,484,842)	$(2,130,552)

Basic and diluted loss per common share	$(0.55)	$(0.21)	$(0.83)	$(0.39)
Basic and diluted weighted average common shares outstanding	8,851,791	5,993,800	7,796,141	5,474,458

The accompanying notes are an integral part of these financial statements.

Stem Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended June 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss for the period	$(6,484,842)	$(2,120,228)
Adjustments to reconcile net loss to cash used in opereations
Stock-based compensation	4,984,937	1,159,977
Non-cash interest	92,499	-
Impairment of advance-related party	-	93,143
Depreciation and amortization	357,391	96,585
(Increase) decrease in operating assets:
Prepaid expenses	140,119	24,936
Deposits and other assets
Deferred revenue	(850,572)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	67,459	89,117
Net Cash Flows Used In Operating Activities	(1,693,009)	(656,470)

Cash Flows from Investing Activities:
Fixed asset purchases	(4,638,882)	(2,454,030)
Intangible property expenditures	(6,328)	(50,915)
Project cost expenditures	-	(18,711)
Advances to related entities	-	(336,918)
Deposits for potential acquisition	(375,000)	-
Deposits for leasehold and building improvements	(187,076)	(160,308)
Net Cash Flows used in Investing Activities	(5,207,286)	(3,020,882)
		.
Financing Activities:
Proceeds from issuance of common shares	6,630,873	4,316,071
Notes payable	2,564,000	-
Subscription recievable	-	-
Principle payments on notes payable	(237,206)	(288,925)
Net Cash Flows Provided By Financing Activities	8,957,667	4,027,146

Net increase in cash and cash equivalents	2,057,372	349,794
Cash and cash equivalents at beginning of period	391,389	798,198
Cash and cash equivalents at end of period	$2,448,761	$1,147,992

Supplemental cash flow information
Cash paid for interest	$119,750	$-
Cash paid for taxes	$-	$-
Non-Cash Supplemental information
Equipment purchases financed	$63,477	$-
Purchase of real estate with seller financing	$1,200,000	$304,263
Financed Insurance	$234,796	$213,083
Project costs paid by shareholder on behalf of the Company	-	$41,250
Project costs and construction deposits transferred to PP&E	$247,453	$-
Stock issued for services capitalized	$804,000	$-

The accompanying notes are an integral part of these financial statements.

Stem Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Incorporation and operations and Liquidity

Stem Holdings, Inc. (the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company purchases, improves, and leases properties for use in the cannabis production, distribution and sales industry beginning in the state of Oregon. In September and October 2016, the Company subleased its first production facility and acquired its first commercial location, respectively. In February 2017 and May 2017, the Company acquired its second commercial location and acquired its second production facility, respectively. The Company enter into 4 leases for these properties (see Note 7). As shown in the accompanying consolidated financial statements, the Company has experienced recurring losses, and has accumulated a deficit of approximately $ 9,319,193 as of June 30, 2018. For the nine months ended June 30, 2018 we had a net loss of $6,484,842. In January 2018, the Company completed the purchase of the farm property in Mulino, Oregon (see Note 7), which will require the Company to invest approximately $300,000 in its purchase in the coming years. The Company has entered into four leases with tenants in which it has committed the Company to improve those properties which will require additional funding in the amount of $600,000 (see Note 7). In addition, the Company continues to work towards acquiring additional properties to lease to cannabis operators to grow its business. To date, the Company has raised substantial funds through private placements of its debt, equity securities and mortgage proceeds. Since inception, the Company has raised funds in private placements and debentures and mortgage funding, raising in excess of $14.6 million as of the date of these financial statements. In addition, the Company is currently in discussions with potential investors to invest in the Company at higher amounts. The Company also expects that its cash outflow from operation will decrease significantly in fiscal year 2018 as three of its four subleases to cannabis operators begin generating cash flow in the fourth quarter of the fiscal year and its current cash balance plus expected private placement and other investment proceeds allow it to continue operating and build out its properties.

As of June 30, 2018, the Company has incorporated three new subsidiaries – Opco LLC, NVD RE Corp and Stem Holdings Florida, Inc.

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

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly-owned subsidiaries, Opco, LLC and Stem Holdings Florida Inc. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. Our wholly owned subsidiaries OPCO, LLC and Stem Holdings Florida, Inc. had no operations, assets or liabilities as of June 30, 2018.

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

Warrants to Purchase Common Stock and Other Derivative Financial Instruments

We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock. We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess the classification of warrants issued to purchase our common stock and any other financial instrument at each reporting date to determine whether change in classification between assets and liabilities is required.

Cash and cash equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair market value given the short-term nature.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2018, the Company had deposits in a major financial institution in excess of the FDIC insurance limit. The Company believes the risk of loss to be minimal as it maintains its cash balances at well capitalized financial institutions.

Carrying value, recoverability and impairment of long-lived assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360 to evaluate its long-lived assets. The Company’s long-lived assets, which include property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not test for impairment in the year of acquisition of properties so long as those properties are acquired from unrelated third parties.

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

Through June 30, 2018 the Company has not experienced impairment losses on its long-lived assets.

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

Earnings per share

The Company presents basic and diluted per share amounts (“EPS”) data for its common shares. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. The Company’s calculation of diluted net loss per share excludes potential common shares as of June 30, 2018 as the effect would be anti-dilutive (i.e. would reduce the loss per share). As of June 30, 2018, the Company has 3,218,749 shares issuable upon note conversion, options and warrants exercisable into the common stock of the Company outstanding.

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $ 36,612 for the nine months ended June 30, 2018 and $31,792 for the nine months ended June 30, 2017.

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

3.	Property, Plant & Equipment

At June 30, 2018 property and equipment consisted of the following:

Automobile	$18,275
Signage	19,118
Furniture and equipment	905,161
Leasehold improvements	2,327,586
Buildings and property improvements	5,192,362
Land	300,000
Software and related	58,518

Subtotal	8,821,020

Accumulated depreciation and amortization	(486,608)
Property, plant and equipment, net	8,334,412

(1) Because the Company closed on the acquisition of the Mulino property (see Note 9) in January 2018, the Company has treated the costs to improve the property as building improvements and not as project costs as of June 30, 2018.

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

The Company has advised the note holder that it is in breach of certain provisions of the Purchase and Sale Agreement and has withheld the final payment required under the note. The Company and the note holders are in discussions, through their respective counsel, to attempt to reach a settlement of the amount due under the note. If the matter cannot be resolved informally, it could proceed to arbitration.

Depreciation and amortization expense was $353,526 for the nine months ended June 30, 2018 and $94,912 for 2017.

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

In November 2017, the Company entered into a promissory note in the amount of $21,749 from a vendor of the Company. The promissory note bears an interest rate of 18% per annum and also contains a 10% servicing fee. The note matures 24 months after issuance and is secured by certain security electronics purchased with proceeds of the note. As of June 30, 2018, the obligation outstanding is $16,025.

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

In February 2018, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $252,445. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $22,105 over the term of the note. As of June 30, 2018, the obligation outstanding is $132,629.

Effective March 2, 2018, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $14,390. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $904 over the term of the note. As of June 30, 2018, the obligation outstanding is $5,423.

Effective May 24, 2018, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $13,400. The note bears an annual interest rate of 8.49% and requires the Company to make ten monthly payments of $1,234 over the term of the note. As of June 30, 2018, the obligation outstanding is $9,874.

Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of June 30, 2018, the obligation outstanding is $15,044.

Effective May 29, 2018, the Company entered into a 24-month premium finance agreement in consideration for a MT85 wide track loader in the principal amount of $27,844.00. The note bears no annual interest rate and requires the Company to make 24 monthly payments of $1,160 over the term of the note. As of June 30, 2018, the obligation outstanding is $26,684.

The Company issued eight senior convertible debentures totaling $1,500,000 executed in May and June of 2018 to accredited investors which matures May 2019 and has an annual rate of interest at 8%. Accrued interest is payable quarterly in arrears on the fifth day of each calendar quarter. Interest is payable either in cash or in common shares of the Company based on the average closing price of the Company’s common shares for the 20 trading days prior to the payment date. The principal shall be payable at the earlier to occur of: 1) five days after the company has received in aggregate at least five million of new equity investment since the date of this debenture; or 2) the maturity date. The debenture ranks senior to all obligations not designated as a primary obligation by the Company. At any time prior to maturity of the note, the holder has the option to convert the indebtedness with accrued interest into the Company’s common stock at the rate of $2.50 a share. At issuance, the Company determined that there was no beneficial conversion feature.

Mortgages payable

On January 16, 2018 the Company consummated a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. The note is secured by a deed of trust on the property.

On February 28, 2018, the Company executed a $550,000 mortgage payable on the Willamette property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began March 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on March 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. For the nine months ended June 30, 2018, interest expense related to this mortgage amounted to $27,500. The note has been cross guaranteed by the CEO and Director of the Company.

On April 4, 2018, the Company executed a $314,000 mortgage payable on the Powell property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began May 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. For the nine months ended June 30, 2018, interest expense related to this mortgage amounted to $ 7,850. The note has been cross guaranteed by the CEO and Director of the Company.

6.	Shareholders’ Equity

Preferred shares

The Company has no preferred shares issued and outstanding as of June 30, 2018.

Common shares

The holders of common shares are not entitled to receive dividends at this time, however, are entitled to one vote per share at meetings of the Company. The Company received subscriptions in private placement offerings completed for the following shares for the nine months ended June 30, 2018:

● For the nine months ended June 30, 2018, 2,749,387 common shares were issued at $2.40 per share to unaffiliated investors raising gross cash proceeds (including collection of $100,000 subscription receivable) of $6,620,940. 10,417 shares of common stock were issuable as of June 30, 2018.

● During the nine months ended June 30, 2018, the Company began the process of registering shares of common stock for trading under the securities laws of Canada. As part of that process, certain founders were notified that they had to contribute additional amounts for their shares. In the nine months ended June 30, 2018, two founders contributed an additional $9,933 towards their founders shares as part of the requirements of the securities regulators of Canada.

Subscription receivable

On September 27, 2017, the Company received a subscription for 41,667 shares in the amount of $100,000. The funds were received by the Company in October 2017.

Option Issuances for compensation:

During the nine months ended June 30, 2018, the Company entered into several employment agreements, and as part of these agreements agreed to issue a total of 1,650,416 options to purchase the common stock of the Company, with an exercise price of $2.40 per share and terms ranging between 3 to 4 years. Pursuant to these agreements, 1,487,953 options have vested as of June 30, 2018. In total, the Company recorded employee compensation option expense of $2,658,598 as a result of these options in the nine months ended June 30, 2018.

During the nine months ended June 30, 2018, the Company entered into certain consulting agreements, and as part of that agreement for professional services, agreed to issue a total of 235,000 options to purchase the common stock of the Company, with all options having an exercise price of $2.40 per share and a term of 4 years. Pursuant to the agreements, 138,125 options have vested as of June 30, 2018. In total, the Company recorded option-based consulting expense of $893,339 as a result of these options and options issued to consultants in the fiscal year ended September 30, 2017 in the nine months ended June 30, 2018.

The significant assumptions used to value the options granted in the nine months ended June 30, 2018 are as follows:

Fair value of underlying common shares	$2.40
Exercise price	$2.40
Dividend yield	0.0%
Historical volatility	176.7% to 110.20%
Risk free interest rate	2.0% to 2.9%

Common Stock issuances for compensation:

The grant date for all of the issuances noted below were prior to the Company’s common stock opening for trading on the Over-The-Counter bulletin board market. The Company therefore used the price received in its private placements of $2.40 per share to determine the fair value of the shares issued.

During the nine months ended June 30, 2018, the Company entered into several consulting agreements, and as part of these agreements agreed to issue a total of 195,000 shares of common stock at $2.40 per share in payment for consulting services provided to the Company. In total, the Company recorded stock-based consulting expense of $178,000 and a prepaid consulting expense of $290,000 in the nine months ended June 30, 2018.

During the nine months ended June 30, 2018, as part of two employment contracts, the Company agreed to issue a total of 650,000 shares of common stock at $2.40 per share to two employees for professional services provided. In total, the Company recorded stock-based compensation expense of $1,255,000 and prepaid officer compensation of $330,000.

Warrants

The fair values of the warrants granted during the term of the agreement in connection with promissory notes issued (see Note 5) were determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

Fair value of underlying common shares	$2.40
Risk-free interest rate:	5.00%
Expected term:	4 years
Expected dividend yield:	0.00%
Expected volatility:	126.6%

The valuation of the warrants was $92,499 which has been recorded as a debt discount and is being amortized over the life of the loans on a straight-line basis to interest expense. As of June 30, 2018, $0 remained unamortized.

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

Certain shareholders of the Company have organized entities that operate directly in the cannabis industry, and the Company leases its properties to these entities. The Multi Party Agreement also requires that in the event that Stem has fully satisfied all of its obligations pursuant to the Multi Party Agreement, Stem shall have the obligation to acquire the related party entities that are operating within the Stem leased facilities. The agreements to acquire those related entities and issue such equity that the shareholders of the related entities obtain 75% of the then issued and outstanding equity of the Company, regardless of the profitability or financial condition of the related entities at the time of their acquisition.

In February 2017, the Company entered into an advisory agreement with an unrelated third party with a term of 12 months. As part of that agreement, the third party agreed to provide assistance for the Company with respect to eligibility for becoming quoted on the OTCQB/OTCQX and advising and assisting the Company in complying with its ongoing OTCQB/OTCQX disclosure obligation under current federal and state securities laws. These services to the Company are exchanged for a $10,000 upfront payment, and $5,000 payment upon the acceptance on OTCQB/OTCQX. On May 21, 2018, payment was tendered and contract terminates as services were completed.

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

Springfield Suites

In July 2017, the Company entered into a lease agreement for its property and warehouse building located at 800 N 42nd street in Springfield, Oregon. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $64,640, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. Rent payments commence on the date the growing season ends, which the Company currently estimates will occur in September 2018, and thus expects payments to begin in October 2018. The Company has treated this period as a free rental period for accounting purposes.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

14336 S. Union Hall Road, Mulino

In July 2017, the Company entered into a lease agreement for its property located at 14336 South Union Hall Road in Mulino, Oregon. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $18,750, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes shall be paid by the Tenant and insurance costs paid by the Company. Rent payments will begin at the of the first growing season, which the Company currently estimates will occur in September 2018, and thus payments will commence in October 2018. The Company expects to treat such period as a free rental period for accounting purposes. At the time rental payments begin, the total of base rent and additional rent will not be less than $1.00 per foot for light assisted greenhouse and $.25 per usable square foot for un-light assisted greenhouse or outdoor grow space.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

7827 SE Powell

In July 2017, the Company entered into a lease agreement for its acquired property located at 7827 SE Powell Blvd. in Portland, Oregon. The lease agreement is for a term of ten years and a monthly rent obligation of $6,523, subject to annual increases of 3% per year. Maintenance and real property taxes shall be paid by the Tenant and insurance paid by the Company. Additional rents will be added to pay landlord back for tenant improvements by the end of the first term of the lease, payments will include annual interest at 12% compounded monthly. Rent payments commence on the date the growing season ends, which the Company currently estimates will occur in October 2018, and thus expects payments to begin in November 2018. The Company has treated this period as a free rental period for accounting purposes.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

During the nine months ended June 30, 2018, the Company incurred total rent expense of $169,573. As of June 30, 2018, the Company has recorded a long-term asset for the straight lining of rent under the rental leases to the cannabis operators of approximately $1,149,012.

Potential Acquisition

In the period ended June 30, 2018, the Company has entered into a non-binding letter of intent to acquire an Oregon entity. As of the date of these financial statements, the Company is currently negotiating the terms of the sale. The Company has transferred $375,000 to a refundable escrow account held by its corporate counsel while it works through the terms of the transactions. As of the date of these financial statements, the transaction is not yet probable of being consummated.

8.	Investment in equity method investee

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD. As of June 30, 2018, the Company had funded approximately $799,000 of these proceeds and has recorded the amount as its investment in equity method investee on the balance sheet. NVD used the funds provided to date by the Company to acquire an under- construction cannabis indoor grow building and to continue the buildout of the property. The Company has no further commitment to fund the entity beyond its initial equity purchase commitment. NVD intends to lease the property upon its buildout completion to an entity that the Company expects to acquire within its Opco, LLC subsidiary. Should the Company complete that acquisition it will no longer hold 100% of the membership interests in Opco, LLC.

For the period from acquisition through June 30, 2018, NVD had only minimal operations, which were not apportioned to these financials statements as of June 30, 2018 due to immateriality.

9.	Subsequent events

Subsequent to June 30, 2018, and up to the date of this filing, we have raised $40,000 as part of our continuing private placement at $2.40 per share.

As of July 1, 2018, the Company entered into a consulting agreement with an unrelated third party with a term of 12 months. As part of that agreement, the third party agreed to provide assistance for the Company with respect to business affairs relating to business consolidations and financing. As consideration for these services, the Company has agreed to issue to the consultant warrants to acquire 20,000 shares of common stock of the Company.

July 16, 2018, the Company is began trading its common stock under the ticker symbol “STEM” on the Canadian Securities Exchange (the “CSE”).

On July 13, 2018, a meeting of the stockholders of the Company took place, and the stockholders adopted a resolution authorizing the Board of Directors, in its sole discretion, to amend the Company’s Articles of Incorporation to increase the number of authorized shares of Company Common Stock from 100,000,000 to 300,000,000.

Subsequent to June 30, 2018, the Company incorporated two additional subsidiaries, Stem Holdings Oregon Inc. and Stem Holdings IP Inc.

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

For the year ended September 30, 2017, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the three and nine months ended June 30, 2018, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

OVERVIEW

Stem Holdings, Inc. (the “Company” or “Stem”) is a Nevada corporation incorporated on June 7, 2016. The Company was formed to purchase, improve, and lease properties and finance assets which are operated by third parties and are used for the cultivation and retail sale of marijuana. During the year ended September 30, 2017, the Company was an early stage company which was only engaged in initial capital formation, initial property purchases, leasing activities and general and administrative activities related to the formation and early operation of the company. en that the Company was only formed on June 7, 2016, the comparative results for the prior year are not relevant.

Summary of Results

	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017

Revenues	$324,152	$0.00
Net (loss)	$(4,888,761)	$(1,238,508)
Basic and diluted earnings (loss) per share	$(0.55)	$(0.21)

	Nine Months Ended	Nine Months Ended
	June 30, 2018	June 30, 2017

Revenues	$943,941	$0.00
Net (loss)	$(6,484,842)	$(2,130,552)
Basic and diluted earnings (loss) per share	$(0.83)	$(0.39)

Comparison of the results of operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017

Because we were in the early stages of development in 2017, our operations were concentrated in startup and raising funds to commence operations and we had not yet received any revenues, there is not a meaningful comparison between the periods.

The Company had revenues during the three months ended June 30, 2018 of $324,152 compared with $0.00 for the comparable period of 2017, which primarily comprised straight lining the rent we expect from our four leases. Under US GAAP, our rental income from the properties is earned on a straight-line basis over the entire expected life of the rent agreement, including the free rent period we have provided until each lessor ends its cannabis growing season.

In the three months ended June 30, 2018, we incurred consulting costs of $67,900 compared to $40,000 in the comparable period of the prior year. We expended those fees as we have yet to build up a significant employee base and currently outsource certain tasks to consultants. We expect in the upcoming year to increase our consulting fees as we continue to grow, even though we do expect to increase staffing, as we do not expect that growth will be commensurate with our growth from operations in the near term.

In the three months ended June 30, 2018, we incurred professional fees of approximately $112,062 compared to $83,826 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services relating to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In the three months ended June 30, 2018, we incurred general and administrative costs of approximately $680,456 compared to $316,594 in the comparable period of the prior year. Those costs include payroll, depreciation and amortization, insurance, rent expense and other general costs. We expect that these costs will increase as we increase our operations.

In the three months ended June 30, 2018, we incurred stock-based compensation of approximately $4,286,938 compared to $797,991 in the comparable period of the prior year, primarily the result of grants of stock and options to officers, directors and consultants. We expect that we will continue to use equity in the form of our common stock and options or warrants to compensate our employees and consultants and to reduce the cash compensation we will need to outlay to consultants in the upcoming year as we continue to grow our operations and devote our cash resources to acquiring new and improving our existing properties.

Comparison of the results of operations for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017

Because we were in the early stages of development in 2017, our operations were concentrated in startup and raising funds to commence operations and we had not yet received any revenues, there is not a meaningful comparison between the periods.

The Company had revenues during the nine months ended June 30, 2018 of $943,941 compared with $0.00 for the comparable period of 2017, which primarily comprised straight lining the rent we expect from our four leases. Under US GAAP, our rental income from the properties is earned on a straight-line basis over the entire expected life of the rent agreement, including the free rent period we have provided until each lessor ends its cannabis growing season.

In the nine months ended June 30, 2018, we incurred consulting costs of $163,950 compared to $89,500 in the comparable period of the prior year. We expended those fees as we have yet to build up a significant employee base and currently outsource certain tasks to consultants. We expect in the upcoming year to increase our consulting fees as we continue to grow, even though we do expect to increase staffing, as we do not expect that growth will be commensurate with our growth from operations in the near term.

In the nine months ended June 30, 2018, we incurred professional fees of approximately $509,305 compared to $254,182 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services relating to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In nine months ended June 30, 2018, we incurred general and administrative costs of approximately $1,558,694 compared to $528,578 in the comparable period of the prior year, plus a further $93,143 for costs to related entities in that same period. Those costs include payroll, depreciation and amortization, insurance, rent expense and other general costs. We expect that these costs will increase as we increase our operations.

In the nine months ended June 30, 2018, we incurred stock-based compensation of approximately $4,984,938 compared to $1,159,997 in the comparable period of the prior year, primarily the result of grants of stock and options to officers, directors and consultants. We expect that we will continue to use equity in the form of our common stock and options or warrants to compensate our employees and consultants and to reduce the cash compensation we will need to outlay in the upcoming year as we continue to grow our operations and devote our cash resources to acquiring new and improving our existing properties.

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

The note is non-interest bearing requires four monthly payments of $75,000 plus a final payment for the remaining amount due immediately thereafter plus fees. Due to the short-term nature of the note, the Company has not imputed any interest as it would be immaterial to the results for the period. The Company has advised the note holder that it is in breach of certain provisions of the Purchase and Sale Agreement and has withheld the final payment required under the note. The Company and the note holders are in discussions, through their respective counsel, to attempt to reach a settlement of the amount due under the note. If the matter cannot be resolved informally, it could proceed to arbitration.

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

On April 2, 2018, the Company has made a further $1,250,000 commitment to purchase 75,000 shares NVD RE Corp for the purchase of 37.5% of NVD RE Corp. $779,000 of this amount had been funded as of June 30, 2018.

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

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of $2,448,761 as of June 30, 2018. Our primary uses of cash have been for salaries, fees paid to third parties for professional services, property operating expenses, general and administrative expenses, and the acquisition and development of rental properties. All funds received have been expended in the furtherance of growing the business. We have received funds from financing activities such as from the sale of our common stock.

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

We currently have committed that we would need to spend approximately $2.7 million on capital expenditures for the expansion and buildout of our Powell and Springfield properties, and in addition, approximately $300,000 to complete the purchase of the Mulino Property. These capital expenditures are contingent upon several factors including the Company obtaining financing for the development of the properties and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. At the time the original lease was entered into, the Company had expected to close on significant subscriptions from its private placement. However, when those did not immediately materialize, the Company entered into an agreement with the landlord to cancel the lease and in addition, paid the landlord $15,000 not to rent out the property until such time the Company could enter into a new lease. In September 2016, the Company entered into a new 10-year lease with the landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commenced November 1, 2017 and continues through November 31, 2026 at a rate of $3,525 a month that escalates 3% per year.

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

7827 SE Powell

In July 2017, the Company entered into a lease agreement for its acquired property located at 7827 SE Powell Blvd. in Portland, Oregon. The lease agreement is for a term of ten years and a monthly rent obligation of $6,523, subject to annual increases of 3% per year. Maintenance and real property taxes shall be paid by the Tenant and insurance paid by the Company. Additional rents will be added to pay landlord back for tenant improvements by the end of the first term of the lease, payments will include annual interest at 12% compounded monthly. Rent payments commence on the date the growing season ends, which the Company currently estimates will occur in August 2018, and thus expects payments to begin in September 2018. The Company has treated this period as a free rental period for accounting purposes. Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement. During the six months ended June 30, 2018, the Company incurred total rent expense of $98,423 As of June 30, 2018, the Company has recorded a long-term asset for the straight lining of rent under the rental leases to the cannabis operators of approximately $863,030.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Stem between October 1, 2017 and August 13, 2018:

	Date	Number of Shares	Security (issued or issuable)	Price US$ per share
Investors in $2.40/share Offering	10/1/2017-8/13/2018	2,766,054	Common Stock	$2.40
Shares issued to Employees and Consultants	10/1/2017-8/13/2018	861,667	Common Stock	services provided

These shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d- 14(a) of the Securities Exchange Act of 1934, as amended

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	To be filed by amendment

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEM HOLDINGS, INC.

August 14, 2018	By:	/s/ Adam Berk
Adam Berk, President and Chief Executive Officer

