Form 10-K
period 2018-09-30
Stem Holdings, Inc.
filed 2019-01-14
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-55751

STEM HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Nevada	61-1794883
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7777 Glades Road, Suite 203

Boca Raton, FL 33434

(Address of principal executive offices) (Zip Code)

Registrant’s telephone Number: (561) 948-5410

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the Company’s common stock

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 14,232,266 shares of common stock par value $0.001 as of January 7, 2019

DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate Structure

Stem Holdings, Inc. was organized on June 7, 2016 as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes. The Company’s principal office is located at 7777 Glades Road, Suite 203, Boca Raton, FL 33434. The Company has six subsidiaries, Stem Group Oklahoma, Inc., Opco LLC, Stem Holdings, Florida, Inc., Stem Holdings Oregon, Inc. and Stem Holdings, IP Inc. and Stem Agri, LLC

Overview of the Business

The Company was formed to purchase, lease and improve certain real estate properties (the “Properties”), initially in the State of Oregon, which are or will be utilized as either state-licensed cannabis selling retail establishments or state-licensed cannabis growing facilities. While the Company currently operates primarily as a real estate holding company, it intends in the future to engage in direct operations with respect to its properties and activities other than the leasing of properties, funding of capital improvements and administration of its leases and provision of financing to certain lessees.

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

The Multiparty Agreement contemplated that the initial Properties owned by the Company and identified in the Multiparty Agreement (and as further described below) would be leased by the Company to subsidiaries of OpCo Holdings, Inc. (“OpCo”). Opco is a company formed in 2016 by the Company’s founders and their affiliates for the purpose of operating multiple cannabis-related businesses initially in the State of Oregon, and the Company’s founders and their affiliated entities directly and indirectly collectively own approximately 24.06% of the outstanding stock of Opco.

The following is an overview of acquisitions completed by the Company:

In September 2016, the Company entered into a 10-year lease with respect to certain property located in Springfield, OR (the “42nd Street Property”) with the landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. In July 2017, the Company entered into a lease agreement for the 42nd Street Property. The lease agreement is for a term of ten years and a monthly rent obligation of $64,640, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. Rent payments have not yet commenced. The Company has treated tenancy for the period prior to rent commencement as a free rental period for accounting purposes.

On November 1, 2016, the Company acquired certain property located in Eugene, OR (the “Willamette Property”) for a total cash purchase price plus closing costs of approximately $918,000. In July 2017, the Company entered into an operating lease agreement with a marijuana dispensary to move into the Willamette Property. The lease agreement is for a base term of ten years (see note below) and a monthly rent obligation of $13,800, subject to annual increases of 3% per year, plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. The Company provided the tenant with one month of free rent. Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for one five-year term, on the same terms as provided in the lease agreement. On February 28, 2018, the Company executed a $550,000 mortgage payable on the Willamette property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began March 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on March 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. For the nine months ended June 30, 2018, interest expense related to this mortgage amounted to $27,500. The note has been cross guaranteed by the CEO and Director of the Company.

On February 6, 2017, the Company acquired certain real property located at 7827 SE Powell Blvd, Portland, OR 97206 (the “Powell Property”) for a total purchase price plus closing costs of approximately $656,498. In July 2017, the Company entered into a lease agreement for the Powell Property. The lease agreement is for a term of ten years and a monthly rent obligation of $6,523, subject to annual increases of 3% per year. Maintenance and real property taxes shall be paid by the Tenant and insurance paid by the Company. Additional rents will be added to pay landlord back for tenant improvements by the end of the first term of the lease, payments will include annual interest at 12% compounded monthly. Rent payments have not yet commenced. The Company has treated tenancy for the period prior to rent commencement as a free rental period for accounting purposes. Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement. On April 4, 2018, the Company executed a $314,000 mortgage payable on the Powell property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began May 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company.

On January 2018 the Company consummated a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. The note is secured by a deed of trust on the property.

The Company has committed to improve the aforementioned properties which are leased to third parties. These commitments will require an additional cash outlay in the amount of approximately $300,000.

Investments in Subsidiaries. In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD. As of September 30, 2018, the Company had fully funded its commitment and has recorded the amount as its investment in equity method investee on the Company’s balance sheet. NVD used the funds provided to date by the Company to acquire an under- construction cannabis indoor grow building and to continue the buildout of the property. The Company has no further commitment to fund the entity beyond its initial equity purchase commitment. NVD intends to lease the property upon its buildout completion to an entity that the Company expects to acquire sometime in Fiscal 2019 within its newly formed Opco, LLC subsidiary. Should the Company complete that acquisition it will no longer hold 100% of the membership interests in Opco, LLC, however, the NVD tenant is in the process of transferring 50% of its cannabis cultivation and processing license to Opco, LLC which would then be wholly owned by Stem. For the period from acquisition through September 30, 2018, NVD had only minimal operations, which were not apportioned to these financials statements as of September 30, 2018 due to immateriality.

Potential Acquisitions

In July 2018, the Company entered into a Membership Interest Purchase Agreement (“MIPA1”) to acquire 50% of the membership interests in an entity that is currently dormant, but was previously issued certain citrus licenses in the state of Florida that allow the entity to apply for licenses to produce and sell cannabis for medical purposes in the state of Florida in exchange for $500,000 in cash paid at closing of signing the MIPA1 plus a promissory note in the amount of $1 million, payable upon the entity obtaining the necessary licenses to conduct cannabis operations in the state of Florida. In the event that the licenses are not granted, the transaction unwinds in full, with return of the funds advanced, cancellation of the promissory note and return of the membership interest. As of September 30, 2018 and the date of filing of this Form 10-K, the licenses had not yet been granted to the entity. Because closing is outside the control of both the Company as buyer and the seller of the interests, this investment was designated in our financial statements as “Due from affiliate” as of September 30, 2018.

In September 2018, the Company entered into Membership Interest Purchase Agreement (“MIPA2”) to acquire 50% of the membership interests in an entity that intends to engage in the production and sale of cannabis in the state of Nevada for $750,000. The signing of the membership interest required the Company to deposit $375,000 into an escrow account held by an attorney and in addition, upon the entity being transferred the appropriate licenses by the state and local authorities, the Company must fund the remaining amounts. Under the MIPA2, closing does not occur in full until the licenses are issued by the state and local authorities. In the event that the licenses are not tranferred, the transaction unwinds in full, with return of the funds advanced and return of the membership interest. As of September 30, 2018 and the date of filing of this Form 10-K, the licenses had not yet been transferred to the entity. Because closing is outside the control of both the Company as buyer and the seller of the interests, this investment was designated in our financial statements as “Due from affiliate” as of September 30, 2018.

In 2018, the Company began negotiations toward closing on an Asset Purchase Agreement (“APA”) to acquire the assets and certain liabilities of an entity that engages in the production and sale of cannabis in the state of Oregon. The APA currently requires the Company to acquire those assets and assume those liabilities and remit payment of $350,000 in cash, a promissory note in the amount of $400,000 and 1,931,506 shares of stock of the Company, which were issued in October 2018 and are held by an attorney in escrow prior to closing. Closing of the agreement is dependent upon finalizing negotiations on the APA and obtaining the transfer of licenses required in order for the Company to take control of the entity under the laws of the state of Oregon. Unwinding of the agreement, including cancellation of shares issued, will occur if the APA is not successfully closed.

Significant Events and Milestones Under Multiparty Agreement

Per the terms of the Multiparty Agreement, once the Company has invested an aggregate of $10 million in real estate properties (“Milestone 1”), the Company will be obligated to purchase two additional specified properties from parties to the Multiparty Agreement for aggregate consideration of $1,000,000 within ninety (90) days of achieving Milestone 1. This milestone was met in the fiscal year ended September 30, 2017.

A right of first refusal granted to the Company to acquire each new parcel of real property identified by various parties to the Multiparty Agreement as suitable for production or retail of cannabis in the State of Oregon. This right of first refusal shall remain in effect so long as the Company has invested at least an aggregate of $8 million in real properties by January 30, 2019 and has invested at least an aggregate of $13 million in real properties by January 30, 2020. Upon reaching Milestone 3, the Company becomes obligated to purchase another property and issue stock to the seller in the amount of 20% of the purchase price plus buildout funded by the seller. Subsequent to September 30, 2018, the Company determined that Milestone 2 and Milestone 3 had been met.

In November 2018, the Company issued 457,191 shares of its common stock in satisfaction of the commitment noted above and is currently in negotiations with the seller of the property to fund the acquisition of the property in a combination of cash and notes, in the amount of approximately $4.395 million.

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

Under the Multi-party Agreement, it was initially assumed that each of the properties owned or leased by the Company would be leased to subsidiaries of Opco Holdings. The Company was not initially directly involved in the operation of these properties or in the growing or sale of cannabis.

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

As of the date of this filing, the Company has determined that this provision is currently not operative, as certain of the Opco entities have only recently received their licenses to become operational.

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

The Company is currently in negotiations to amend the multi-party agreement to remove the requirement for the US Government to remove cannabis from Schedule I of the Controlled Substances Act of 1970 and to accelerate the merger of the Opco entities into the Company. This will only take place if the existing Opco’s remain state compliant.

Principal Products and Markets

The Company’s principal operations have historically related to the leasing of properties, funding of capital, tenant improvements and administration of its leases and provision of financing to certain lessees, engaged in the production and sale of cannabis. While the Company currently operates primarily as a real estate holding company, it intends in the future to engage in direct operations, primarily the production and sale of cannabis in states where it is legal to do so, with respect to its properties and activities other than the leasing of properties, funding of capital improvements and administration of its leases and provision of financing to certain lessees. Historically, the Company’s principal market has been in the State of Oregon, but it is now engaged in expansion into other markets where sale of marijuana is legal, including Nevada and Oklahoma.

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

The Company is largely dependent on the financial solvency of its lessees and revenues could be adversely affected in a material way should any lessee not be able to maintain lease payments on a regular or consistent manner. Notwithstanding the foregoing, the Company believes that no property is so identified with a particular tenant that the Company could not identify and obtain a successor lessee in the event of any default by a tenant in the payment of rent. Given that the Company has not achieved a critical mass of properties, the default by any single tenant will have a material impact on the Company’s finances for an indeterminate period of time.

The Company does not believe that its operations are dependent on any factors within the general economy. However, any material changes in either U.S. federal law enforcement priorities or the law of the State of Oregon, Nevada and Oklahoma or other states where the Company operates affecting the cultivation and sale of cannabis could have a material impact on the Company’s business, particularly since the growth, marketing, sale, and use of marijuana is illegal under federal law.

Company Funding

Private Placement Transactions

The Company has sold shares of its common stock in private placement transactions under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder and certain exemptions of the laws of the jurisdictions where any offering is made. In the fiscal years ended September 30, 2018 and 2017, the Company raised gross proceeds of approximately $6,560,000 and $4,529,000, respectively.

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

Convertible Promissory Notes and Mortgages

In the fiscal year ended September 30, 2018, the Company entered into mortgages on two existing properties. The mortgages have a principal amount of $864,000 with maturity dates ranging between March and April 2020. The net proceeds received by these mortgages by the Company was approximately $739,000.

In the fiscal year ended September 30, 2018, the Company entered into convertible promissory notes with accredited investors and received gross proceeds of $2,325,000. The Convertible notes mature between March and June 2019, but were fully converted in October and November 2018.

Short Term Financing

In the fiscal year ended September 30, 2018, the Company entered into two separate promissory notes each for $100,000 with maturity dates in March 2018. One of the notes was repaid in full at maturity, the other note had its maturity date extended to March 2019, its interest rate reduced and had added a conversion feature.

In September 2018, in the course of one of the convertible note offerings detailed above, the Company received an advance of $168,000 in contemplation of an investment into the offering. Notwithstanding, as of September 30, 2018 and the date of this report, the parties have been unable to come to an agreement on the terms of the investment. The amount tendered has therefore been treated as an undocumented, non-interest bearing advance to the Company.

CD Special Warrant Offering

On December 27, 2018, the Company entered into an Agency Agreement with respect to a private offering of up to 10,000 special warrants of the Company (the “CD Special Warrants”) for aggregate gross proceeds of up to $10,000,000 (in Canadian funds, denoted herein as “C”) (the “Offering”). In addition, on December 27, 2018, the Company closed the first tranche of the Offering consisting of 3,121 CD Special Warrants at a price of C$1,000 per CD Special Warrant for aggregate gross proceeds of C$3,121,000.

Each CD Special Warrant will be exchanged (with no further action on the part of the holder thereof and for no further consideration) for one convertible debenture unit of the Company (a “Convertible Debenture Unit”), on the earlier of: (i) the third business day after the date on which both (A) a receipt (the “Receipt”) for a (final) prospectus (the “Qualification Prospectus”) qualifying the distribution of the Convertible Debentures (as defined below) and Warrants (as defined below) issuable upon exercise of the CD Special Warrants has been issued by the applicable securities regulatory authorities in the Canadian jurisdictions in which purchasers of the CD Special Warrants are resident (the “Canadian Jurisdictions”), and (B) a registration statement (the “Registration Statement”) registering the resale of the common shares underlying the Convertible Debentures and Warrants has been declared effective by the U.S. Securities and Exchange Commission (the “Registration”); and (ii) the date that is six months following the closing of the Offering. The Company has also provided certain registration rights to purchasers of the CD Special Warrants.

Each Convertible Debenture Unit is comprised of C$1,000 principal amount 8.0% senior unsecured convertible debenture (each, a “Convertible Debenture”) of the Company and 167 common share purchase warrants of the Company (each, a “Warrant”). Each Warrant entitles the holder to purchase one common share of the Company (each, a “Warrant Share”) at an exercise price of C$3.90 per Warrant Share for a period of 24 months following the closing of the Offering.

The Company has agreed to use its best efforts to obtain the Receipt and Registration within six months following the closing of the Offering. In the event that the Receipt and Registration have not been obtained on or before 5:00 p.m. (PST) on the date that is 120 days following the closing of the Offering, each unexercised CD Special Warrant will thereafter entitle the holder thereof to receive, upon the exercise thereof and at no additional cost, 1.05 Convertible Debenture Units per CD Special Warrant (instead of 1.0 Convertible Debenture Unit per CD Special Warrant). Until the Receipt and Registration have been obtained, securities issued in connection with the Offering (including any underlying securities issued upon conversion or exercise thereof) will be subject to a 6-month hold period from the date of issue.

The brokered portion of the Offering (C$2,247,000) was completed by a syndicate of agents (collectively, the “Agents”). The Company paid the Agents a cash commission equal to 7.0% of the gross proceeds raised in the first tranche of the brokered portion of the Offering. As additional consideration, the Company issued the Agents such number of non-transferable broker convertible debenture special warrants (the “Broker CD Special Warrants”) as is equal to 7.0% of the number of CD Special Warrants sold under the first tranche of the brokered portion of the Offering. Each Broker CD Special Warrant shall be exchanged, on the same terms as the CD Special Warrants, into broker warrants of the Company (the “Broker Warrants”). Each Broker Warrant entitles the holder to acquire one Convertible Debenture Unit at an exercise price of C$1,000, until the date that is 24 months from the closing date of the Offering. The distribution of the Broker Warrants issuable upon the exchange of the Broker CD Special Warrants shall also be qualified under the Qualification Prospectus and the resale of the common shares underlying the Broker Warrants will be registered under the Registration Statement. The Company also paid the lead agent a corporate finance fee equal to C$100,000, payable as to C$50,000 in cash and as to $50,000 in common shares of the Company at a price per share of C$3.00.

The net proceeds of the Offering will be used to for expansion initiatives and general corporate purposes.

The issuance of the securities was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the offer and sale of securities not involving a public offering, Regulation D promulgated under the Securities Act, Regulation S, in Canada to “accredited investors” within the meaning of National Instrument 45-106 and other exempt purchasers in each province of Canada, except Quebec, and/or outside Canada and the United States on a basis which does not require the qualification or registration. The securities being offered have not been, nor will they be, registered under the Securities Act and may not be offered or sold in the United States or to, or for the account or benefit of, U.S. persons absent registration or an applicable exemption from the registration requirements. This Form 8-K will not constitute an offer to sell or the solicitation of an offer to buy nor will there be any sale of the securities in any state in which such offer, solicitation or sale would be unlawful.

Employees

As of September 30, 2018, the Company had ten (10) employees, some of whom devote their full time to the Company’s operations. The Company intends to increase staff as warranted by its operations and market conditions. Three employees have an employment agreement. No employee is covered by a collective bargaining agreement.

Website.

The Company operates a website at www.stemholdings.com

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

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

In September 2016, the Company entered into a 10-year lease with respect to certain property located in Springfield, OR (the “42nd Street Property”) with the landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. In July 2017, the Company entered into a lease agreement to lease the property to a related entity. The lease agreement is for a term of ten years, after completion of the buildout by the Company of the property, and a monthly rent obligation of $64,640, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. Rent payments have not yet commenced. The Company has treated tenancy for the period prior to rent commencement as a free rental period for accounting purposes.

On November 1, 2016, the Company acquired certain property located in Eugene, OR (the “Willamette Property”) for a total cash purchase price plus closing costs of approximately $918,000. In July 2017, the Company entered into an operating lease agreement with a marijuana dispensary, which is a related party to the Company, to move into the Willamette Property. The lease agreement is for a base term of ten years (see note below) and a monthly rent obligation of $13,800, subject to annual increases of 3% per year, plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. The Company provided the tenant with one month of free rent. Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for one five-year term, on the same terms as provided in the lease agreement. On February 28, 2018, the Company executed a $550,000 mortgage payable on the Willamette property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began March 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on March 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. For the nine months ended June 30, 2018, interest expense related to this mortgage amounted to $27,500. The note has been cross guaranteed by the CEO and Director of the Company.

On February 6, 2017, the Company acquired certain real property located at 7827 SE Powell Blvd, Portland, OR 97206 (the “Powell Property”) for a total purchase price plus closing costs of approximately $656,498. In July 2017, the Company entered into a lease agreement for the Powell Property, with a related party as tenant. The lease agreement is for a term of ten years and a monthly rent obligation of $6,523, subject to annual increases of 3% per year. Maintenance and real property taxes shall be paid by the Tenant and insurance paid by the Company. Additional rents will be added to pay landlord back for tenant improvements by the end of the first term of the lease, payments will include annual interest at 12% compounded monthly. Rent payments have not yet commenced. The Company has treated tenancy for the period prior to rent commencement as a free rental period for accounting purposes. Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement. On April 4, 2018, the Company executed a $314,000 mortgage payable on the Powell property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began May 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company.

In January 2018 the Company consummated a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. The note is secured by a deed of trust on the property. In July 2017, the Company entered into a lease agreement for the Powell Property, with a related party as tenant. The lease agreement is for a term of ten years and a monthly rent obligation of $18,750, subject to annual increases of 3% per year. Maintenance and real property taxes shall be paid by the Tenant and insurance paid by the Company. Additional rents will be added to pay landlord back for tenant improvements by the end of the first term of the lease, payments will include annual interest at 12% compounded monthly. Rent payments have not yet commenced. The Company has treated tenancy for the period prior to rent commencement as a free rental period for accounting purposes. Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

The Company has committed to improve the aforementioned properties which are leased to third parties. These commitments will require an additional cash outlay in the amount of approximately $200,000 subsequent to September 30, 2018.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The Company’s common stock commenced trading on the OTCQB on May 23, 2018 under the symbol “STMH” and the Canadian Securities Exchange (CSE) on July 13, 2018 under the symbol “STEM”.

The following table shows the high and low prices of our common shares on the OTCQB for each quarter for quarter from May 23, 2018 through September 30, 2018. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
May 23, 2018-June 30, 2018	$7.75	$5.00
July 1, 2018-September 30, 2018	$5.55	$1.70

The market price of our common stock, like that of other early stage medical device companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of January 7, 2019 there were 14,232,266 shares of common stock outstanding and approximately 225 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us from October 1, 2017 through January 7, 2019 which were not registered under the Securities Act

●

From October 1, 2017 through January 7, 2019, the Company sold 2,688,834 shares of its common stock and received gross proceeds of $6,560,930 (which includes receipt of $100,000 from a subscription receivable from the prior year).

●

During the twelve months ended September 30, 2018, the Company began the process of registering shares of common stock for trading under the securities laws of Canada. As part of that process, certain founders were notified that they had to contribute additional amounts for their shares. In the twelve months ended September 30, 2018, two founders contributed an additional $9,933 towards their founders shares as part of the requirements of the securities regulators of Canada.

●

In the year ended September 30, 2018, the Company issued convertible promissory notes in the aggregate principal amount of $2,475,000 to accredited investors, with maturity dates ranging between March and June 2019. The convertible promissory notes allowed the holders to convert the principal and accrued and unpaid interest into shares of the Company’s common stock at the rate of $2.50 per share. In addition, in March 2018, the Company entered into an amendment to a promissory note originally issued in December 2017 which extended the maturity date of the note and added a conversion feature that allowed the holder to convert the note principal and unpaid and accrued interest into shares of the Company’s common stock at $2.40 per share. As part of these offerings, the Company also issued warrants to acquire 118,333 shares of the Company’s common stock at an exercise price ranging between $2.40 and $2.50 per share. Subsequent to September 30, 2018, the Company issued an inducement offer to the holders of its convertible notes that allowed them to convert at $1.80 per share. All holders accepted this offer and agreed to convert their shares. As of January 7, 2019, the Company had issued 1,152,568 shares of its common stock in satisfaction of the notes.

●

In December 2017, the Company issued a promissory note in the aggregate principal amount of $100,000 with a maturity date of March 2018. Attached to the note, the Company issued warrants to acquire 20,833 shares of its common stock at an exercise price of $2.40 per share.

Share Issuances to Consultants

In the year ended September 30, 2018, the Company issued 1,055,416 shares of its common stock to consultants, employees and directors as compensation for services. From the period from October 1, 2018 through January 7, 2019 the Company issued an additional 425,000 shares to consultants. In the year ended September 30, 2018, the Company issued warrants to acquire 20,000 shares of its common stock to a consultant with an exercise price of $2.40 per share for services. In the year ended September 30, 2018, the Company issued options to acquire 2,105,000 shares of its common stock with exercise prices ranging from $2.23 to $4 per share to consultants, employees and directors for services. In the year ended September 30, 2018, options to acquire 160,000 share of stock were exercised on a cashless basis and the Company issued 65,558 shares of its common stock in satisfaction of the cash exercises.

The securities issued in the above-mentioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

CD Special Warrants Offering

On December 27, 2018, the Company closed the first tranche of the Offering consisting of 3,121 CD Special Warrants at a price of C$1,000 per CD Special Warrant for aggregate gross proceeds of C$3,121,000 (see CD Special Warrant Offering, above).

ITEM 6. SELECTED FINANCIAL DATA

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This annual report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of this annual report on Form 10-K.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K.

OVERVIEW

Stem Holdings, Inc. (the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company purchases, improves, and leases properties for use in the cannabis production, distribution and sales industry as well as a cultivator providing cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, Oklahoma, with six current licenses for cultivation, three for production, five for processing, one for wholesale and ten dispensary licenses. In addition, the Company also procured a hemp license under the laws of Oregon. As of September 30, 2018, the Company has acquired 3 commercial properties and leased a fourth property and has entered into leases to related entities for these four properties (see Note 7). Fiscal year 2018 saw the near completion of buildout of these properties.

The Company, through its operating subsidiaries (see below), is currently in the process of finalizing the investment in and acquisition of entities that engage directly in the production and sale of cannabis, moving from a real estate focused entity with a cannabis niche to a cannabis focused entity (see Notes X,Y & Z).

As of September 30, 2018, the Company has incorporated 6 new subsidiaries –Stem Group Oklahoma, Inc., Stem Holdings Florida, Inc. Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC., and Stem Agri, LLC.

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQB exchange under the symbol “STMH”.

Going Concern

These audited financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. While the recreational use of cannabis is legal under the laws of certain States, where the Company is currently finalizing the acquisition of entities or investment in entities that directly produce or sell cannabis, the use and possession of cannabis is illegal under United States Federal law for any purpose, by way of Title II of the Comprehensive Drug Abuse Prevention and Control Act of 1970, otherwise known as the Controlled Substances Act of 1970 (the “ACT”). Cannabis is currently included under Schedule 1 of the Act, making it illegal to cultivate, sell or otherwise possess in the United States.

On January 4, 2018 the office of the Attorney General published a memo regarding cannabis enforcement that rescinds directives promulgated under former President Obama that eased federal enforcement. In a January 8, 2018 memo, Jefferson B. Sessions, then Attorney General of the United States, indicated enforcement decisions will be left up to the U.S. Attorney’s in their respective states clearly indicating that the burden is with “federal prosecutors deciding which cases to prosecute by weighing all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of federal prosecution, and the cumulative impact of particular crimes on the community.” Subsequently, in April 2018, President Trump promised to support congressional efforts to protect states that have legalized the cultivation, sale and possession of cannabis, however, a bill has not yet been finalized in order to implement legislation that would, in effect, make clear the federal government cannot interfere with states that have voted to legalize cannabis. Further in December 2018, the US Congress passed legislation, which the President signed on December 20, 2018, removing hemp from being included with Cannabis in Schedule I of the Act.

These conditions raise substantial doubt as to the Company’s ability to continue as a going concern should it complete its acquisitions and investments, which it considers likely as of the date of these financial statements. Should the United States Federal Government choose to begin enforcement of the provisions under the Act, the Company through its wholly owned subsidiaries could be prosecuted under the Act and the Company may have to immediately cease operations and/or be liquidated upon their closing of the acquisition or investment in entities that engage directly in the production and or sale of cannabis.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might result from this uncertainty.

Recent Developments

Under the Obama Administration, the DOJ previously issued memoranda, including the so-called “Cole Memo” on August 29, 2013, providing internal guidance to federal prosecutors concerning enforcement of federal cannabis prohibitions under the CSA. This guidance essentially characterized use of federal law enforcement resources to prosecute those complying with state laws allowing the use, manufacture and distribution of cannabis as an inefficient use of such federal resources when state laws and enforcement efforts are effective with respect to specific federal enforcement priorities under the CSA.

On January 4, 2018, U.S. Attorney General Jeff Sessions issued the Sessions Memo, which rescinded the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving marijuana. The Sessions Memo instructs federal prosecutors that when determining which marijuana-related activities to prosecute under federal law with the DOJ’s finite resources, prosecutors should follow the well-established principles set forth in the U.S. Attorneys’ Manual governing all federal prosecutions. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

It is unclear at this time what impact the Sessions Memo will have on the medical-use marijuana industry. In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ is prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. This provision, however, is currently set to expire on March 23, 2018, and there is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill for 2018. Although, as of September 30, 2018, we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of marijuana products, we lease our properties to tenants who engage in such activities, and therefore strict enforcement of federal prohibitions regarding marijuana could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the years ended September 30, 2018 and 2017, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended September 30, 2018 and 2017.

Comparison of the results of operations for the year ended September 30, 2018 compared to the Year Ended September 30, 2017

Revenues

For the years ended September 30, 2018 and 2017, revenue was as follows:

	Year Ended September 30, 2018	Year Ended September 30, 2017

Revenues	$1,295,694	$326,041
Net (loss)	$(7,860,395)	$(2,746,652)
Basic and diluted earnings (loss) per share	$(0.95)	$(0.49)

For the year ended September 30, 2018, total revenues amounted to $1,295,694 as compared to $326,041 for the year ended September 30, 2017, an increase of $969,653 or 75%. This increase in revenues was primarily comprised of straight lining the rent we expect from our other three leases. Under US GAAP, our rental income from the properties is earned on a straight-line basis over the entire expected life of the rent agreement, including the free rent period we have provided until we have completed the buildout of the respective properties. As of September 30, 2018, only the Willamette Property lessor had begun cash payments under the lease. We expect the remaining three lessors to commence cash payments under their three leases in early 2019.

Operating expenses

	Year Ended September 30, 2018	Year Ended September 30, 2017

Consulting fees	$215,849	$203,000
Professional fees	$778,992	$273,399
General and administrative expenses	$3,020,915	$827,907
Impairment of advance-related party	$-	$297,085
Stock based compensation	$4,839,504	$1,475,545
Total	$8,855,260	$3,076,936

	●	For the year ended September 30, 2018, consulting fees increased by $12,849, or 6.3%, as compared to the year ended September 30, 2017 due to an increase in the execution of additional consulting contracts in the area of investor relations.

	●	For the year ended September 30, 2018, professional fees increased by $505,593, or 184.9%, as compared to the year ended September 30, 2017. The increase was primarily attributable to both legal and accounting fees relative to compliance, acquisition and audit work. We expect these costs to increase as we continue to grow our operations.

	●	General and administrative expenses consist of expenses such as depreciation and amortization, rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the year ended September 30, 2018, general and administrative expenses increased by $1,833,008 or 221% as compared to the year ended September 30, 2017. These increases were primarily attributable to an increase in insurance, depreciation and impairment, and salary expense. We expect these costs, excluding future impairments, to increase as we continue to grow our operations.
.
	●	During the year ended September 30, 2018, we recorded stock-based compensation of $4,839,504 as compared to $1,475,545 for the comparable 2017 period, an increase of $3,363,959, or 227.9%. This increase is due to our practice in our growth phase to use our cash resources to acquire new properties and improve existing properties and to rely more on equity based instruments for compensation to directors, officers, employees and consultants.

Operating loss

As a result of the factors described above, for the years ended September 30, 2018 and 2017, operating loss amounted to $6,775,566, as compared to an operating loss of $2,750,895, an increase of $4,024,671 or 146.3%.

Other income (expenses)

Other income (expenses) primarily includes interest expense incurred on debt with third parties and related parties, and, also includes other income (expenses). For the year ended September 30, 2018, total other income (expense) amounted to a net expense of $300,829, as compared to total other income of $4,243, representing a change of $305,072 or 7190.0%. The primary driver of the increase in interest expense was the greater utilization of debt in the fiscal 2018 year over 2017 and warrants and conversion features attached to certain debt instruments. We expect a substantial increase in our interest expense in our first quarter of the fiscal year ended September 30, 2019 as we issued an inducement offer to the holders of our convertible notes and all holders agreed to convert based on that inducement. This will result in the remaining discount on the convertible notes being amortized to interest expense in the quarter ending December 31, 2018.

Net income (loss)

As a result of the foregoing, for the years ended September 30, 2018 and 2017, net loss amounted to $7,860,395, or $(0.95) per basic and diluted common share, and a net loss of $2,746,652, or $(0.49) per basic and diluted common share, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of $761,351 and $391,389 as of September 30, 2018 and 2017 respectively. Our primary uses of cash have been for salaries, fees paid to third parties for professional services, property operating expenses, general and administrative expenses, and the acquisition and development of rental properties. All funds received have been expended in the furtherance of growing the business. We have received funds from financing activities such as from the sale of our common stock. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,
●	Acquisition and buildout of rental properties;
●	Addition of administrative and sales personnel as the business grows and
●	The cost of being a public company.

Subsequent to September 30, 2018, we have raised an additional approximately $2.2 million in our private placement with Cannacord. Our efforts to raise additional capital are ongoing and we expect to receive the remainder of the offering of approximately CAD $7 million (approximately $4.8 million USD after fees and expenses) in the upcoming quarters in the fiscal year ended September 30, 2019.

We currently have committed that we would need to spend approximately $200,000 on capital expenditures for the expansion and buildout of our Mulino, Powell and Springfield properties. These capital expenditures are contingent upon several factors including the Company obtaining financing for the development of the properties and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company.

In October 2018, we issued an inducement offer to the holders of $2.575 million of our convertible notes, such that if they agreed to convert their notes into shares of our common stock, we would reduce the conversion rate from the range of $2.40 to $2.50 per share, depending on the convertible note, to $1.80 per share for all holders. In October and November 2018, all holders of our convertible notes accepted our offer and agreed to convert their notes into shares of our common stock at the inducement rate. This resulted in a reduction in our outstanding liabilities of approximately $2.575 million.

We have used our available funds to fund our operating expenses, pay our obligations, acquire and develop rental properties, and grow our company. We need to raise additional capital or debt financing to acquire new properties, to develop existing properties, and to assure we have sufficient working capital for our ongoing operations and debt obligations.

On February 28, 2018, the Company executed a $550,000 mortgage payable on the Willamette property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began March 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on March 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $28,000 to close on the mortgage. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company.

On April 4, 2018, the Company executed a $314,000 mortgage payable on the Powell property to acquire additional funds. At closing $75,000 of the proceeds was put into escrow. The mortgage bears interest at 15% per annum. Monthly interest only payments began May 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $19,000 to close on the mortgage. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company.

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

In July 2018, the Company entered into a Membership Interest Purchase Agreement with a Florida company to acquire a 25% membership interest in the entity. The entity has the ability to obtain a license to cultivate and sell cannabis for medical purposes under newly enacted laws in Florida. As part of the purchase agreement, we funded $500,000 up front to allow the entity, along with a promissory note for $1 million, subject to closing which will occur on the entity obtaining the necessary licenses. As of September 30, 2018 and the date of filing of this Form 10-K, the entity had not yet been granted the necessary licenses to commence operations. In the event that the investee fails to obtain the necessary licenses, the purchase agreement is voided, the Company will return the membership interest and all monies not spent on the license process will be returned to the Company and the promissory note will be cancelled.

In September 2018, the Company entered into a separate Membership Interest Purchase Agreement with a Nevada entity to acquire a 50% interest in that entity. As part of the purchase agreement, the Company deposited into escrow with an attorney $375,000 and will pay a further $375,000 at closing. The entity is seeking licenses to cultivate and sell cannabis in the state of Nevada. As of September 30, 2018 and the date of filing of this Form 10-K, the entity had not yet been granted the necessary licenses to commence operations. In the event that the investee fails to obtain the necessary licenses, the purchase agreement is voided, all monies not spent on the license process will be returned to the Company and amounts held in escrow will be returned to the Company.

Transaction with Patch International, Inc.

On January 20, 2017, the shareholders of Patch International, Inc. voted to be acquired by the Company. As a result, the merger with Patch International, Inc., closed and the Company now has received an additional approximately $2.4 million which was on Patch’s books at the time of the acquisition, net of the approximately $54,000 paid to dissenting Patch International, Inc. shareholders.

Properties

In September 2016, the Company entered into a 10-year lease with respect to certain property located in Springfield, OR (the “42nd Street Property”) with the landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. In July 2017, the Company entered into a lease agreement for the 42nd Street Property. The lease agreement is for a term of ten years and a monthly rent obligation of $64,640, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. Rent payments have not commenced. The Company has treated tenancy for the period prior to rent commencement as a free rental period for accounting purposes.

On November 1, 2016, the Company acquired certain property located in Eugene, OR (the “Willamette Property”) for a total cash purchase price plus closing costs of approximately $918,000. In July 2017, the Company entered into an operating lease agreement with a marijuana dispensary to move into the Willamette Property. The lease agreement is for a base term of ten years (see note below) and a monthly rent obligation of $13,800, subject to annual increases of 3% per year, plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. The Company provided the tenant with one month of free rent. Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for one five-year term, on the same terms as provided in the lease agreement. On February 28, 2018, the Company executed a $550,000 mortgage payable on the Willamette property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began March 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on March 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. For the nine months ended June 30, 2018, interest expense related to this mortgage amounted to $27,500. The note has been cross guaranteed by the CEO and Director of the Company.

On February 6, 2017, the Company acquired certain real property located at 7827 SE Powell Blvd, Portland, OR 97206 (the “Powell Property”) for a total purchase price plus closing costs of approximately $656,498. In July 2017, the Company entered into a lease agreement for the Powell Property. The lease agreement is for a term of ten years and a monthly rent obligation of $6,523, subject to annual increases of 3% per year. Maintenance and real property taxes shall be paid by the Tenant and insurance paid by the Company. Additional rents will be added to pay landlord back for tenant improvements by the end of the first term of the lease, payments will include annual interest at 12% compounded monthly. Rent payments have not commenced. The Company has treated tenancy for the period prior to rent commencement as a free rental period for accounting purposes. Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement. On April 4, 2018, the Company executed a $314,000 mortgage payable on the Powell property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began May 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company.

In January 2018 the Company consummated a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. The note is secured by a deed of trust on the property.

The Company has committed to improve the aforementioned properties which are leased to third parties. These commitments will require an additional cash outlay in the amount of approximately $200,000.

Our future operation is dependent on our ability to manage our current cash balances and on the collection of rental revenues. Our real estate properties are leased to related party tenants under double-net leases for which terms and expirations vary. We monitor the credit of all tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by national recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are provided to us upon request, and (3) monitoring the timeliness of rent collections.

We intend on securing additional financing to acquire and develop additional and existing properties. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow our business operations.

Cash Flow

For the Years Ended September 30, 2018 and 2017

Net cash flows used in operating activities was $1,859,603 for the year ended September 30, 2018 as compared net cash flow used in operating activities to $947,894 for the year ended September 30, 2017, a change of $911,709.

●

Net cash flow used in operating activities for the year ended September 30, 2018 primarily reflected a net loss of $7,076,395 adjusted for the add-back of non-cash items consisting of depreciation, amortization and impairment of $1,363,460, stock-based compensation expense of $4,839,504, non-cash interest $197,203, offset by a settlement gain from a note payable of $44,388, and changed operating assets and liabilities consisting of an increase in deferred revenue of $1,143,894, a decrease in prepaid expenses of $379,277 and net changes in other operating liabilities of $409,630.

●	Net cash flow used in operating activities for the year ended September 30, 2017 primarily reflected a net loss of $2,746,652 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $129,217, stock-based compensation expense of $1,475,545, impairment of advance-related party of $297,085, and changed in operating assets and liabilities consisting of an decrease in the deposits of $113,034 and an increase in deferred revenue of $298,441 and an increase of $82,318 in accounts payable and accrued expenses.

●

Net cash flow used in investing activities for the year ended September 30, 2018 amounted to $7,345,484 and consisted of 4,898,309 used in the development of leased properties including the expansion of rentable space, upgrading irrigation, ventilation, plumbing and electrical systems, and the purchase of property and equipment. Additionally, $1,301,166 was invested in a new equity method investee and a further $1,059,019 was invested in two new potential equity method investees, upon their obtaining the necessary licenses. For the year ended September 30, 2017, net cash flow used in investing activities in the amount of $3,500,547 primarily reflects the development of owned and leased properties and acquisition of other property and equipment.

●	Net cash provided by financing activities was $9,575,049 for the year ended September 30, 2018 as compared to $4,041,632 for the year ended September 30, 2017. During the year ended September 30, 2018, we received proceeds from the issuance of common shares of $6,570,873, compared to $4,528,742 in 2017, note payable proceeds of $368,000, and convertible debt proceeds of $2,325,000, mortgage proceeds of $738,936, and an offset of $427,760 of payment on notes payable as compared to $468,860 in 2017.

CRITICAL ACCOUNTING POLICIES

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly-owned subsidiaries, Stem Group Oklahoma, Inc., Stem Holdings Florida, Inc., Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC., and Stem Agri, LLC. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. Our wholly owned subsidiaries had no operations, assets or liabilities as of September 30, 2018.

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

Real Estate Acquisition Valuation

All assets acquired and liabilities, assumed in an acquisition of real estate are measured at their acquisition date fair values. The acquisition value of land, building and improvements are included in real estate investments on the accompanying consolidated balance sheets. Acquisition pursuit costs associated with asset acquisitions are capitalized. The Company has early adopted ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as businesses acquisitions. As a result of early adopting ASU 2017-01, real estate acquisitions did not meet the definition of a business combination and were deemed asset acquisitions, and the Company therefore capitalized its acquisition pursuit costs associated with these acquisitions.

Reclassifications

Certain amounts in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

Use of estimates

The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. Estimates and judgments used are based on management’s experience and the assumptions used are believed to be reasonable given the circumstances that exist at the time the financial statements are prepared. The significant estimates included in these financial statements are those associated with the assumptions used to value equity instruments, valuation of its properties for impairment testing and the deferral of rents. Actual results may differ from these estimates.

Instruments to Purchase Common Stock and Other Derivative Financial Instruments

We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock. We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess the classification of instruments issued to purchase our common stock and any other financial instrument at each reporting date to determine whether a change in classification between assets and liabilities is required.

Cash and cash equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair market value given the short-term nature.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and our deferred rents. As of September 30, 2018, the Company had deposits in a major financial institution in excess of the FDIC insurance limit. The Company believes the risk of loss to be minimal as it maintains its cash balances at well capitalized financial institutions. As of September 30, 2018, the Company had deferrals of rent due to free rent periods of approximately $1.4 million as it completes the buildout of three of its properties. The Company is currently in the process of acquiring the entities that it currently rents to and believes as of the date of these financial statements that it will acquire those entities, and because of this, no impairment testing was performed due to the likelihood of success of that acquisition (see Note X). Should the Company be successful in its acquisition of the renters, the deferred rental asset will eliminate against the liability held by the affiliates and therefore no impairment would be necessary. Should the Company fail to acquire its renters in the upcoming fiscal year, then impairment of the deferred rents could be likely.

Geographical Concentrations

As of September 30, 2018, the Company primarily rents to entities engaged in the production and sale of cannabis, which is only legal for recreational use in 10 states, with lesser legalization, such as for medical use in an additional 21 states, as of the time of these financial statements.

Carrying value, recoverability and impairment of long-lived assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) 360 to evaluate its long-lived assets with determinate lives. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not test for impairment in the year of acquisition of properties so long as those properties are acquired from unrelated third parties.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long- lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated and amortized over the newly determined remaining estimated useful lives.

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

As of September 30, 2018, the Company performed its impairment analysis of its properties and determined that based on its valuation performed for the Mulino Farm project, an impairment in the value of its building and improvements was required, due to the nature of the property, its location and the specialized improvements the Company added to the property over the course of the fiscal year ended September 30, 2018. Based on its valuation, the Company has recorded an impairment of $784,000 as of September 30, 2018 (see Note 3) for the Mulino Farm property which is included in general and administrative expenses line item on the Statement of Operations.

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018 and is permanent. The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.

The Company does not believe it has any uncertain tax positions as of September 30, 2018 and 2017 that would require either recognition or disclosure in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. We will continue to evaluate the effect the adoption of ASU 2016-02 will have on the consolidated financial statements of the Company. However, we currently believe that the adoption of ASU 2016-02 will not have a material impact for operating leases where we are a lessor and will continue to record revenues from rental properties for our operating leases on a straight-line basis. However, for leases where we are a lessee, primarily for our administrative office lease, we will be required to record a lease liability and a right of use asset on our consolidated balance sheets at fair value upon adoption. In addition, direct internal leasing overhead costs will continue to be capitalized, however, indirect internal leasing overhead costs previously capitalized will be expensed under ASU 2016-02.

In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The adoption of ASU 2016-15 is not expected to have any impact on our consolidated financial statements.

In May 2014, FASB issued an update (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We adopted this standard effective January 1, 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on our sources of revenue, we have concluded that ASU 2014-09 will not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts with tenants.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, including industry-specific revenue guidance. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method and will be effective for the Company on October 1, 2019, at which time the Company expects to adopt the updated standard using the modified retrospective approach. However, as the majority of the Company’s revenue is from rental income related to leases, the ASU will not have a material impact on the consolidated financial statements. Related disclosures will be provided and/or updated pursuant to the requirements of the ASU.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for the Company on October 1, 2020; however, early adoption of the ASU is permitted. While the Company is currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures, we expect to adopt the guidance on its effective date, at which time we anticipate recognizing right-of-use assets and related lease liabilities on our consolidated balance sheets related to ground leases for any communities where we are the lessee.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

TABLE OF CONTENTS FOR FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

of Stem Holdings, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Stem Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2018 and September 30, 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2018 and September 30, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and September 30, 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

EXPLANATORY PARAGRAPH – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 1, the Company and its affiliates, in the upcoming year is expected to begin engaging in the production and sale of cannabis and related products, an activity that is illegal under United States Federal law for any purpose, by way of Title II of the Comprehensive Drug Abuse Prevention and Control Act of 1970, otherwise known as the Controlled Substances Act of 1970 (the “ACT”). This fact raises substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ LJ Soldinger Associates, LLC

Deer Park, IL

January 14, 2019

We have served as the Company’s auditor since 2016.

STEM HOLDINGS, INC.

Consolidated Balance Sheets

	September 30,	September 30,
	2018	2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$761,351	$391,389
Prepaid expenses and other current assets	993,619	106,466
Notes payable subscriptions receivable	150,000	-
Equity subscriptions receivable	-	100,000
Total current assets	1,904,970	597,855

Property and equipment, net	8,324,799	3,258,850

Other assets
Investment in equity method investees	1,301,166	-
Investment in affiliates	2,076,119	-
Deposits and other assets	165,663	195,318
Deferred rent – related parties	1,442,335	298,441
Total other assets	4,985,283	493,759

TOTAL ASSETS	$15,215,052	$4,350,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$511,007	$101,377
Due to related parties	33,600	16,500
Convertible notes, net of debt discount	2,194,790	-
Short term notes and advances	1,268,073	47,902
Current portion of long-term notes	169,988	-
Total current liabilities	4,177,458	165,779

Long-term debt, net of long-term portion	1,912,543	-
TOTAL LIABILITIES	6,090,001	165,779

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, Series A; $0.001 par value, 50,000,000 shares authorized, none outstanding as of September 30, 2018	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of September 30, 2018	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 10,177,496 and 6,354,860 shares issued, issuable and outstanding as of September 30, 2018 and September 30, 2017 respectively.	10,582	6,433
Additional paid-in capital	19,809,215	7,012,603
Accumulated deficit	(10,694,746)	(2,834,351)
Total stockholders’ equity	9,125,051	4,184,685
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,215,052	$4,350,464

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 30,
	2018	2017

Revenues – related parties	$1,295,694	$326,041

Operating expenses
Consulting fees	215,849	203,000
Professional fees	778,992	273,399
General and administration	3,020,915	827,907
Impairment of advance- related party	-	297,085
Stock based compensation	4,839,504	1,475,545
Total expenses	8,855,260	3,076,936

Operating loss	$(7,559,566)	$(2,750,895)

Other income and (expenses):
Interest expense	(345,657)	(975)
Interest income	440	5,218
Other income	44,388	-
Total other income (expense), net	(300,829)	4,243

Net loss before income taxes	(7,860,395)	(2,746,652)
Provision for income taxes	-	-
Net loss for the period	$(7,860,395)	$(2,746,652)

Basic and diluted loss per common share	$(0.95)	$(0.49)

Basic and diluted weighted average common shares outstanding	8,305,383	5,596,989

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2018 and 2017

	Common Stock		Additional Paid in	Subscription	Accumulated	Total Shareholders’
Description	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, September 30, 2016	4,734,163	$4,734	$2,480,016	$(400,000)	$(87,699)	$1,997,051
Common stock issued for cash	1,412,363	1,432	3,157,142	-	-	3,158,574
Issuance of common stock for subscription receivable	41,667	100	99,900	-	-	100,000
Amendment and collection of 2016 subscription receivable	(83,333)	(83)	(200,000)	400,000	-	199,917
Options issued to consultant	-	-	560,878	-	-	560,878
Options issued to Officers and Directors	-	-	314,667	-	-	314,667
Common stock issued to Officers	150,000	150	360,000	-	-	360,150
Common stock issued for services	100,000	100	240,000	-	-	240,100
Net loss	-	-	-		(2,746,652)	(2,746,652)
Balance, September 30, 2017	6,354,860	6,433	7,012,603	-	(2,834,351)	4,184,685

Common stock issued for cash	2,688,834	2,767	6,568,107	-		6,570,874
Beneficial conversion feature and warrants attached to convertible notes	-	-	527,350			527,350
Stock based compensation	1,055,416	1,334	5,676,328	-		5,677,662
Common stock issued for legal settlement	12,500	13	24,862			24,875
Common stock issued for options exercised	65,886	35	(35)	-		-
Net loss	-	-		-	(7,860,395)	(7,860,395)
Balance, September 30, 2018	10,177,496	$10,582	$19,809,215	$-	$(10,694,746)	$9,125,051

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

Consolidated Statements of Cash Flows

	For the Fiscal Years Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(7,860,395)	$(2,746,652)
Adjustments to reconcile net loss to cash used in operations:
Stock based compensation	4,839,504	1,475,545
Impairment of advance-related party	-	297,085
Non-cash interest	197,203	-
Settlement gain	(44,388)	-
Depreciation, amortization and impairment	1,363,460	129,217
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	379,277	113,034
Deferred revenue	(1,143,894)	(298,441)
Increase (decrease in operating liabilities:
Accounts payable and accrued expenses	409,630	82,318
Net Cash Flows Used in Operating Activities	(1,859,603)	(947,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset purchases	(4,898,309)	(2,990,365)
Intangible property expenditures	(6,328)	(52,190)
Project cost expenditures	-	(10,000)
Advances to related entities	-	(276,674)
Investment in equity method investees	(1,301,166)	-
Investment in affiliates	(1,059,019)	-
Deposits for leasehold and building improvements	(80,662)	(171,318)
Net Cash Flows used in Investing Activities	(7,345,484)	(3,500,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	6,570,873	4,528,742
Proceeds shareholder advances	-	11,250
Repayments of shareholder advances	-	(29,500)
Notes payable and advances proceeds	368,000	-
Proceeds from convertible notes, net of fees paid	2,325,000	-
Proceeds from mortgages	738,936	-
Principle payment on notes payable	(427,760)	(468,860)
Net Cash Flows Provided By Financing Activities	9,575,049	4,041,632

Net increase in cash and cash equivalents	369,962	(406,809)
Cash and cash equivalents at beginning of period	391,389	798,198
Cash and cash equivalents at the end of the period	$761,351	$391,389

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$137,230	$975
Cash paid for taxes	$-	$-
Non-cash Supplemental information
Subscription receivable	$-	$100,000
Note subscription receivable	$150,000	$-
Equipment purchases financed	$64,453	$-
Purchase of real estate with seller financing	$1,200,000	$300,000
Financed Insurance	$345,370	$212,500
Investment in affiliate financed with note	$1,000,000	$-
Project costs and construction deposits transferred to PP&E	$185,318	$41,250
Escrow holdback from mortgage	$75,000	$-
Stock issued for services capitalized	$1,284,000	-
Cancellation of related party rents as payment of accrual payroll	$527,349	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

1. Incorporation and operations and Going Concern

Stem Holdings, Inc. (the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company purchases, improves, and leases properties for use in the cannabis production, distribution and sales industry as well as a cultivator providing cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, Oklahoma, with six current licenses for cultivation, three for production, five for processing, one for wholesale and ten dispensary licenses. In addition, the Company also procured a hemp license under the laws of Oregon. As of September 30, 2018, the Company has acquired 3 commercial properties and leased a fourth property and has entered into leases to related entities for these four properties (see Note 10). Fiscal year 2018 saw the near completion of buildout of these properties.

The Company, through its operating subsidiaries (see below), is currently in the process of finalizing the investment in and acquisition of entities that engage directly in the production and sale of cannabis, moving from a real estate focused entity with a cannabis niche to a cannabis focused entity.

As of September 30, 2018, the Company has incorporated 6 new subsidiaries –Stem Group Oklahoma, Inc., Stem Holdings Florida, Inc. Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC., and Stem Agri, LLC.

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQB exchange under the symbol “STMH”.

Going Concern

These audited financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. While the recreational use of cannabis is legal under the laws of certain States, where the Company is currently finalizing the acquisition of entities or investment in entities that directly produce or sell cannabis, the use and possession of cannabis is illegal under United States Federal law for any purpose, by way of Title II of the Comprehensive Drug Abuse Prevention and Control Act of 1970, otherwise known as the Controlled Substances Act of 1970 (the “ACT”). Cannabis is currently included under Schedule 1 of the Act, making it illegal to cultivate, sell or otherwise possess in the United States.

On January 4, 2018 the office of the Attorney General published a memo regarding cannabis enforcement that rescinds directives promulgated under former President Obama that eased federal enforcement. In a January 8, 2018 memo, Jefferson B. Sessions, then Attorney General of the United States, indicated enforcement decisions will be left up to the U.S. Attorney’s in their respective states clearly indicating that the burden is with “federal prosecutors deciding which cases to prosecute by weighing all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of federal prosecution, and the cumulative impact of particular crimes on the community.” Subsequently, in April 2018, President Trump promised to support congressional efforts to protect states that have legalized the cultivation, sale and possession of cannabis, however, a bill has not yet been finalized in order to implement legislation that would, in effect, make clear the federal government cannot interfere with states that have voted to legalize cannabis. Further in December 2018, the US Congress passed legislation, which the President signed on December 20, 2018, removing hemp from being included with Cannabis in Schedule I of the Act.

These conditions raise substantial doubt as to the Company’s ability to continue as a going concern should it complete its acquisitions and investments, which it considers likely as of the date of these financial statements. Should the United States Federal Government choose to begin enforcement of the provisions under the Act, the Company through its wholly owned subsidiaries could be prosecuted under the Act and the Company may have to immediately cease operations and/or be liquidated upon their closing of the acquisition or investment in entities that engage directly in the production and or sale of cannabis.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might result from this uncertainty.

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

2. Summary of significant accounting policies

Basis of preparation

The consolidated balance sheet includes all of the accounts of the Company as of September 30, 2018, presented in accordance with U.S. generally accepted accounting principles.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly-owned subsidiaries, Stem Group Oklahoma, Inc., Stem Holdings Florida, Inc., Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC., and Stem Agri, LLC. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. Our wholly owned subsidiaries had no operations, assets or liabilities as of September 30, 2018.

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

Use of estimates

The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. Estimates and judgments used are based on management’s experience and the assumptions used are believed to be reasonable given the circumstances that exist at the time the financial statements are prepared. The significant estimates included in these financial statements are those associated with the assumptions used to value equity instruments, valuation of its properties for impairment testing and the deferral of rents. Actual results may differ from these estimates.

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

2. Summary of significant accounting policies (continued)

Instruments to Purchase Common Stock and Other Derivative Financial Instruments

We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock. We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess the classification of instruments issued to purchase our common stock and any other financial instrument at each reporting date to determine whether a change in classification between assets and liabilities is required.

Cash and cash equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less and are recorded at cost, which approximates fair market value given the short-term nature.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and our deferred rents. As of September 30, 2018, the Company had deposits in a major financial institution in excess of the FDIC insurance limit. The Company believes the risk of loss to be minimal as it maintains its cash balances at well capitalized financial institutions. As of September 30, 2018, the Company had deferrals of rent due to free rent periods of approximately $1.4 million as it completes the buildout of three of its properties. The Company is currently in the process of acquiring the entities that it currently rents to and believes as of the date of these financial statements that it will acquire those entities, and because of this, no impairment testing was performed due to the likelihood of success of that acquisition (see Note X). Should the Company be successful in its acquisition of the renters, the deferred rental asset will eliminate against the liability held by the affiliates and therefore no impairment would be necessary. Should the Company fail to acquire its renters in the upcoming fiscal year, then impairment of the deferred rents could be likely.

Geographical Concentrations

As of September 30, 2018, the Company primarily rents to entities engaged in the production and sale of cannabis, which is only legal for recreational use in 10 states, with lesser legalization, such as for medical use in an additional 21 states, as of the time of these financial statements.

Carrying value, recoverability and impairment of long-lived assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) 360 to evaluate its long-lived assets with determinate lives. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not test for impairment in the year of acquisition of properties so long as those properties are acquired from unrelated third parties.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long- lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated and amortized over the newly determined remaining estimated useful lives.

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

2. Summary of significant accounting policies (continued)

Carrying value, recoverability and impairment of long-lived assets (cont’d)

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

As of September 30, 2018, the Company performed its impairment analysis of its properties and determined that based on its valuation performed for the Mulino Farm project, an impairment in the value of its building and improvements was required, due to the nature of the property, its location and the specialized improvements the Company added to the property over the course of the fiscal year ended September 30, 2018. Based on its valuation, the Company has recorded an impairment of $784,000 as of September 30, 2018 (see Note 3) for the Mulino Farm property which is included in general and administrative expenses line item on the Statement of Operations

Capitalization of Project Costs

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

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

2. Summary of significant accounting policies (continued)

Fair value of financial instruments (cont’d)

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

Beneficial Conversion Feature

The Company issued convertible notes that have conversion prices that create an embedded beneficial conversion feature on the issuance date. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt, on a relative fair market basis. The Company estimates the fair value of its common stock using the most recent selling price available. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid-in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Earnings per share

The Company presents basic and diluted per share amounts (“EPS”) data for its common shares. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. The Company’s calculation of diluted net loss per share excludes potential common shares as of September 30, 2018 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

As of September 30, 2018, the Company has 4,116,249 shares issuable upon note conversion, options and warrants exercisable into the common stock of the Company outstanding.

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $ 49,948 for the twelve months ended September 30, 2018 and $35,557 for the twelve months ended September 30, 2017.

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

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

2. Summary of significant accounting policies (continued)

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

Recent Accounting Guidance

On August 29, 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption of the amendments is permitted including adoption in any interim period. The amendments in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in Topic 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, including industry-specific revenue guidance. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method and will be effective for the Company on October 1, 2019, at which time the Company expects to adopt the updated standard using the modified retrospective approach. However, as the majority of the Company’s revenue is from rental income related to leases, the ASU will not have a material impact on the consolidated financial statements. Related disclosures will be provided and/or updated pursuant to the requirements of the ASU.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for the Company on October 1, 2020; however, early adoption of the ASU is permitted. While the Company is currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures, we expect to adopt the guidance on its effective date, at which time we anticipate recognizing right-of-use assets and related lease liabilities on our consolidated balance sheets related to ground leases for any communities where we are the lessee.

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

2. Summary of significant accounting policies (continued)

Recent Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The amendments are effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The FASB issued subsequent amendments to improve and clarify the implementation guidance of Topic 842. The amendments are effective for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The FASB issued subsequent amendments to improve and clarify the implementation guidance of Topic 606. This standard is effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

3. Property, Plant & Equipment

At September 30 property and equipment consisted of the following:

	2018	2017
Automobile	$18,275	$18,275
Signage	19,118	19,118
Furniture and equipment	1,199,303	102,890
Leasehold improvements	2,718,519	1,573,044
Buildings and property improvements	4,719,742	1,622,550
Land	300,000	-
Software and related	58,518	52,190

Subtotal	9,033,475	3,388,067

Accumulated depreciation and amortization	(708,676)	(129,217)
Property, plant and equipment, net	$8,324,799	$3,258,850

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

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

3. Property, Plant & Equipment (continued)

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

In January 2018, the Company acquired certain property located at 14336 South Union Hall Road, Mulino Oregon 97042 for a total purchase price of approximately $1,555,500 which includes credits issued by the seller for prior rental payments and additional improvements on the property made by the Company. As part of the consideration for the purchase, the Company issued the seller a note for $1.2 million with a 2% interest rate and monthly payments beginning in July 2018 of $13,500 for a period of 19 months with a final balloon payment payable in January 2020 of approximately $957,000. The Company did not record a premium to the market rate of the note as it was immaterial at issuance.

Depreciation, amortization and impairment expense (see Note 2) was $1,363,460 for the twelve months ended September 30, 2018 and $126,264 for 2017.

4. Investment in equity method investees

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD. As of September 30, 2018, the Company had fully funded its commitment. NVD used the funds provided to date by the Company to acquire an under construction cannabis indoor grow building located near Las Vegas, Nevada and to continue the buildout of the property. The Company has no further commitment to fund the entity beyond its initial equity purchase commitment. NVD will lease its facilities upon completion to YMY Ventures, LLC (see Note 5).

For the period from acquisition through September 30, 2018, NVD had only minimal startup and buildout operations, which were not apportioned to these financials statements as of September 30, 2018 due to immateriality. As of September 30, 2018, the condensed balance sheet of NVD is shown below:

Assets	$1,282,541
Liabilities	-
Total equity	$1,282,541

5. Due from Affiliates

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY Ventures LLC (“YMY”). YMY is a startup operation located near Las Vegas, Nevada and owns a license for the production and sale of cannabis. The purchase price for the 50% interest is $750,000 with the first $375,000 paid into escrow upon signing, with the final $375,000 due upon closing, which under the agreement occurs when the license is transferred by the Nevada Department of Taxation and receipt of approval in transfer of ownership by the Division of Public and Behavioral Health of the City of North Las Vegas. As of September 30, 2018, the Company had funded the $375,000 into escrow and had provided the joint venture with additional funds primarily in the form of payments for work performed to acquire the license from the Nevada Department of Taxation in the amount of approximately $201,000. As of September 30, 2018 and the date of these financial statements, neither the license nor the transfer of membership interest had been issued or approved, however, the Company believes the license and transfer will be granted in FY 2019. In the event that no license is approved for transfer then the agreement automatically unwinds and the Company will receive the funds held in escrow and will have a claim for refund against YMY for amounts paid to obtain the license. Because of the automatic unwinding of the agreement in the event that the license grant or membership transfer are not approved, which are both outside the control of the Company and YMY, this has not been recorded as an equity method investment as of September 30, 2018, but as a due from affiliate. In the event of the failure of the license to be transferred, approximately $201,000 of the Company’s investment is at risk.

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

5. Due from Affiliates (continued)

In July 2018, the Company entered into an agreement to acquire a 25% interest in East Coast Packers LLC (“ECP”) for the purchase price of $1.5 million, payable in the amount of $500,000 in cash at closing and a note for $1 million. All amounts are payable to ECP. At the time of closing, ECP was a dormant Florida LLC, but owned a citrus fruit dealer license active for the 2015-2016 growing season. This qualified ECP under newly enacted legislation in the state of Florida to apply for a license to produce and sell medical cannabis. Until such time as ECP is granted a medical cannabis license, the $500,000 paid into ECP may only be expended by ECP in acquiring a medical cannabis license. As of September 30, 2018 and the date of these financial statements, no license had been granted, however, the Company believes the license will be issued in FY 2019. In the event that ECP is unable to obtain the medical license, the agreement unwinds in full, the membership interest is returned to the seller and all amounts paid in not expended on the acquisition of the license are to be refunded to the Company along with cancellation of the $1 million note. Because the issuance of the license is outside the control of the Company and ECP and because the agreement unwinds in full in the event the license is not issued, this has not been recorded as an equity method investment as of September 30, 2018, but as a due from affiliate. In the event of the failure to obtain the license the approximately $500,000 cash investment is at risk.

6. Notes Payable and Advances

Equipment financing

In November 2017, the Company entered into a promissory note in the amount of $21,749 from a vendor of the Company to finance the acquisition of a security electronics system in one of its properties. The promissory note bears an interest rate of 18% per annum and also contains a 10% servicing fee. The note matures 24 months after issuance and is secured by certain security electronics purchased with proceeds of the note. As of September 30, 2018, the obligation outstanding is $14,950.

Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of September 30, 2018, the obligation outstanding is $13,717. No amount was recorded for the premium for the non-interest bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

Effective May 29, 2018, the Company entered into a 24-month premium finance agreement in consideration for a MT85 wide track loader in the principal amount of $27,844.00. The note bears no annual interest rate and requires the Company to make 24 monthly payments of $1,160 over the term of the note. As of September 30, 2018, the obligation outstanding is $24,364. No amount was recorded for the premium for the non-interest bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

Due to related parties

As of September 30, 2018, related parties had advanced cash and equipment, on a due on demand, unsecured and undocumented basis, to the Company in the amount of $33,600.

Insurance financing

In February 2018, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $252,445. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $22,105 over the term of the note. As of September 30, 2018, the obligation outstanding is $66,314.

Effective March 2, 2018, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $14,390. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $904 over the term of the note. As of September 30, 2018, the obligation outstanding is $2,712.

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

6. Notes Payable and Advances (continued)

Insurance financing (cont’d)

Effective July 31, 2018, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $54,701.55. The note bears an annual interest rate of 7.99% and requires the Company to make nine monthly payments of $4,435 over the term of the note. As of September 30, 2018, the obligation outstanding is $31,047.

Short term notes and advances

The Company issued a $100,000 promissory note dated December 7, 2017 to an accredited investor which matured on March 7, 2018 and has an annual rate of interest at 24%. Both principal and interest is due at maturity. The promissory note ranks senior to all obligations not designated as a primary obligation by the Company. As an inducement to issue the promissory note, the Company granted the holder warrants to acquire 20,833 shares of the Company’s common stock. The warrants have an exercise price of $2.40 per underlying common share and are exercisable for 2 years from the anniversary date of issuance (see Note 6). This obligation was fully repaid on March 28, 2018.

The significant assumptions used to value the warrants granted in the twelve months ended September 30, 2018 are as follows:

Fair value of underlying common shares	$2.40
Exercise price	$2.40
Dividend yield	-
Historical volatility	181.4%
Risk free interest rate	1.47%

In September 2018, an investor interested in the then ongoing private placement of convertible notes (see below) advanced the Company $168,000 on an unsecured basis and then entered discussions with Company regarding the form of the note. As of September 30, 2018, the Company and the investor had not come to terms and the investor did not agree to the terms of the notes. The Company has treated the amount as an unsecured advance, due on demand. As of September 30, 2018 and the date of these financial statements, no demand had been made and the Company continues to negotiate with the investor.

Mortgages payable

On February 28, 2018, the Company executed a $550,000 mortgage payable on the Willamette property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began March 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on March 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $28,000 to close on the mortgage. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company.

On April 4, 2018, the Company executed a $314,000 mortgage payable on the Powell property to acquire additional funds. At closing $75,000 of the proceeds was put into escrow. The mortgage bears interest at 15% per annum. Monthly interest only payments began May 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company plaid costs of approximately $19,000 to close on the mortgage. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company.

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

6. Notes Payable and Advances (continued)

Mortgages payable (continued)

On January 16, 2018 the Company consummated a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. No amount was recorded for the premium for the below market rate feature of the note as it was immaterial. The note is secured by a deed of trust on the property. The Company performed an analysis and determined that the rate obtained was below market, however, no premium was recorded as the Company determined it was immaterial.

Debt maturities for instruments with terms greater than 1 year as of September 30, 2018 are as follows:

Year:
2019	$169,988
2020	1,909,446
2021	3,097
2022	-
$2,082,531

7. Convertible debt

The Company issued a $100,000 promissory note dated December 1, 2017 to an accredited investor which matured on March 1, 2018 and has an annual rate of interest at 24%. Both principal and interest is due at maturity. The promissory note ranks senior to all obligations not designated as a primary obligation by the Company. As an inducement to issue the promissory note, the Company granted the holder warrants to acquire 20,833 shares of the Company’s common stock. The warrants have an exercise price of $2.40 per underlying common share and are exercisable for 2 years from the anniversary date of issuance (see Note 6) and were valued at approximately $46,000 and amortized to interest expense over the life of the initial note. On March 1, 2018, pursuant to the First Amendment to Loan Agreement and Promissory note, the parties agreed to extend the maturity date on the note for one more year (see Note 10) which includes the following terms; (1) interest payment of $6,000 due from the original note is to be paid (2) interest rate decreases from an annual rate of 24% to 8% (3) the Company has the right to prepay the note combined with accrued interest at any time prior to maturity (4) the lender has the right to call the note together with accrued interest not less than 30 days written notice to the Company (5) at any time prior to maturity of the note, lender has the option to convert the indebtedness with accrued interest into the Company’s common stock at the rate of $2.40 a share (see Note 12). At issuance, the Company determined that there was no beneficial conversion feature. The Company considered the amendment an extinguishment, however, its determination was that the reduction in interest was offset by the inclusion of the conversion feature and therefore no gain or loss on extinguishment was required.

The significant assumptions used to value the warrants granted in the twelve months ended September 30, 2018 are as follows:

Fair value of underlying common shares	$2.40
Exercise price	$2.40
Dividend yield	-
Historical volatility	181.0%
Risk free interest rate	1.45%

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

7. Convertible debt (continued)

In May and June 2018, the Company issued senior unsecured convertible debentures totaling $1,500,000 to accredited investors which matures May 2019 (see Note 10) and has an annual rate of interest at 8%. Accrued interest is payable quarterly in arrears on the fifth day of each calendar quarter. Interest is payable either in cash or in common shares of the Company based on the average closing price of the Company’s common shares for the 20 trading days prior to the payment date. The principal is payable at the earlier to occur of: 1) five days after the company has received in aggregate at least five million of new equity investment since the date of this debenture; or 2) the maturity date. The debenture ranks senior to all obligations not designated as a primary obligation by the Company. At any time prior to maturity of the note, the holder has the option to convert the indebtedness with accrued interest into the Company’s common stock at the rate of $2.50 a share, with standard anti-dilution protection (see Note 12). At issuance, the Company determined that there was no beneficial conversion feature.

At September 30, 2018, the Company issued nine senior unsecured convertible debentures totaling $975,000 executed in September of 2018 to accredited investors which mature in March 2019 (see Note 10) and has an annual rate of interest at 8% and includes a beneficial conversion feature which allows the holder to convert the note into common stock at a conversion price of $2.50 per share. In connection with these convertible notes, the Company issued warrants expiring three years from the date of issuance which allows the holders to purchase 97,500 shares of common stock at 2.50 per share, with standard anti-dilution protection (see Note 12). Accrued interest is payable in cash or common stock based on the market price at the date of payment which is at the sole discretion of the Company. The Company may prepay the debenture in whole or part at any time without being required to pay any penalty or premium for such privilege. The obligation evidenced by this note is subordinate to all obligations which are specifically designated by Company as priority obligations and pari passu to all obligations not so designated. At issuance, the Company determined that, on a relative fair value basis, the warrants and beneficial conversion feature had a value of approximately $435,000, which is being amortized on the effective interest method over the life of the notes. As of September 30, 2018, two note holders had signed and been issued their notes, but had not yet tendered the cash to the Company in the amount of $150,000, which has been shown on the balance sheet as of September 30, 2018 as Note payable subscription receivable. The two holders funded their commitments in October 2018 and November 2018.

The significant assumptions used to value the warrants granted, apart from the relative fair value calculation, in the twelve months ended September 30, 2018 are as follows:

Fair value of underlying common shares	$2.685
Exercise price	$2.50
Dividend yield	-
Historical volatility	216.2%
Risk free interest rate	2.7%

The table below shows the net amount outstanding as of September 30, 2018, after unamortized discount under the convertible notes:

Convertible Notes, Net of Discount
$100,000 convertible promissory note	$100,000
$1.5 million senior convertible promissory notes	1,500,000
$975,000 senior convertible promissory notes	975,000
Unamortized discount	(380,210)
$2,194,790

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

8. Income Taxes

The income tax expense (benefit) consisted of the following for the fiscal year ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Total current	$-	$-
Total deferred	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal year ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Federal statutory rate	$(1,911,000)	$(934,000)
State taxes, net of federal benefit	-	-
Effect of change in US Tax rates for deferral items	989,000	208,000
Other	44,000	-
Change in valuation allowance	878,000	726,000
	$-	$-

In the table above, the expected tax benefit is calculated at the 2017 statutory rate of 34%. The effect for temporary timing differences are also calculated at the 34% statutory rate effective for fiscal year ended September 30, 2018. Long-term temporary differences are calculated at the 25% statutory rate effective for years ending on or after December 31, 2018.

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal year ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Deferred tax assets:
Net operating loss carryforwards	$2,212,000	$546,000
Equity based compensation	204,000	204,000
Impairment of loan receivable	75,000	75,000
Depreciation	-	6,000
Total deferred tax assets	2,491,000	831,000

Deferred tax liabilities
Depreciation	857,000	-
Deferred revenue	-	75,000
Total deferred tax liabilities	857,000	75,000

Net deferred tax assets	1,634,000	756,000
Less valuation allowance	(1,634,000)	(756,000)
Net deferred tax assets (liabilities)	$-	$-

At September 30, 2018, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $8,196,000. The federal and state net operating loss carryforwards will expire beginning in 2036.

During the fiscal year ended September 30, 2018 and 2017, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

9. Shareholders’ Equity

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

Preferred shares

The Company has two series of preferred shares designated with no preferred shares issued and outstanding as of September 30, 2018.

Common shares

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

Private placements

The Company received subscriptions in private placement offerings completed for the following shares for the twelve months ended September 30, 2018:

●	For the twelve months ended September 30, 2018, 2,688,834 common shares were issued at $2.40 per share to unaffiliated investors raising gross cash proceeds (including collection of $100,000 subscription receivable from September 30, 2017 – see below) of $6,560,941.

●	During the twelve months ended September 30, 2018, the Company began the process of registering shares of common stock for trading under the securities laws of Canada. As part of that process, certain founders were notified that they had to contribute additional amounts for their shares. In the twelve months ended September 30, 2018, two founders contributed an additional $9,933 towards their founders’ shares as part of the requirements of the securities regulators of Canada.

●	For the twelve months ended September 30, 2017, 50,000 common shares were issued at $0.15 per share to and unaffiliated investor raising gross cash proceeds of $7,500.

●

For the twelve months ended September 30, 2017, 1,362,363 common shares were issued at $2.40 per share to unaffiliated investors raising gross cash proceeds (not including $100,000 subscription receivable outstanding as of September 30, 2017) of $3,151,074. In addition, the Company collected on outstanding subscription receivables from the prior year of $1,170,000.

Subscription receivable

On September 27, 2017, the Company received a subscription for 41,667 shares in the amount of $100,000. The funds were received by the Company in October 2017.

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

9. Shareholders’ Equity (continued)

Common Stock issuances for compensation:

During the twelve months ended September 30, 2018, the Company entered into several consulting agreements, and as part of these agreements agreed to issue a total of 395,000 shares of common stock ranging in price between $1.95 and $2.40 per share in payment for consulting services provided to the Company. For issuances covering 250,000 shares, the Company capitalized the amounts to prepaid expense and amortized the expense over the period of the agreement.

During the twelve months ended September 30, 2018, as part of several employment contracts, the Company agreed to issue a total of 660,416 shares of common stock which were valued at $2.40 per share to employees and directors for services provided. Certain issuances contained vesting provisions and based on this, the Company is amortizing the fair value recorded over the vesting period. Included in the grant total above, grants for 150,000 shares contained deferral provisions, for which the Company recorded the gross amount of the grant to prepaid expense and is amortizing that cost over the deferral period.

As of September 30, 2018 the Company had remaining prepaid expense related to these issuances in the amount of $838,159 all of which will amortize to stock based compensation in the year ended September 30, 2019.

In the year ended September 30, 2017, the Company granted 250,000 shares of common stock to certain employees and consultants and valued the grants at $2.40 per share. The Company recorded stock-based compensation in the year ended September 30, 2017 in the amount of $600,000 for these issuances.

Option Issuances for compensation:

During the twelve months ended September 30, 2018, the Company entered into several employment agreements, and as part of these agreements agreed to issue a total of 1,660,416 options to purchase the common stock of the Company, with an exercise price of $2.40 per share and terms ranging between 3 to 4 years. As of September 30, 2018, options to acquire 40,416 lacked approval at the board level and were therefore not considered granted for US GAAP accounting purposes  as of September 30, 2018. Pursuant to these agreements, 1,347,500 options have vested as of September 30, 2018. In total, the Company recorded employee compensation option expense of $3,013,470 as a result of these options in the twelve months ended September 30, 2018.

During the twelve months ended September 30, 2018, the Company entered into certain consulting agreements, and as part of that agreement for professional services, agreed to issue a total of 785,000 options to purchase the common stock of the Company, with all options having an exercise price ranging between $2.40 and $4.00 per share and terms ranging from 3 to 5 years. Pursuant to the agreements, 110,000 options have vested as of September 30, 2018. As a result of the issuance of these options, the Company recorded option-based consulting expense of $152,750 in the fiscal year ended September 30, 2018. For one of the option grants for 300,000 shares, the contract stipulated that the terms of the option were to be determined by the board of directors of the Company. As of September 30, 2018, the board had not stipulated the terms for the award and therefore the award was not considered as granted for US GAAP accounting purposes.

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

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

9. Shareholders’ Equity (continued)

Option Issuances for compensation (continued)

In total, the Company recorded stock-based compensation expense to the consultants of approximately $562,000 as a result of these options in the twelve months ended September 30, 2017. In the year ended September 30, 2018, for option grants that had not yet vested as of September 30, 2017, the Company recorded additional compensation expense of $210,942.

During the period ended September 30, 2017, the Company entered into two separate employment agreements, both dated June 1, 2017, with the Company’s CEO and CFO, respectively. As part of those agreements, the Company agreed to issue a total of 150,000 options to purchase the common stock of the Company, with an exercise price of $2.40 per share and a term of 3 years. Pursuant to these agreements, 150,000 shares vested immediately. In total, the Company recorded stock-based compensation expense to the officers of $276,000 as a result of these options for the twelve months ended September 30, 2017.

During the year ended September 30, 2017, the Company entered into agreements to engage two additional board members. As part of their engagement packages, the Company offered to the two options to acquire 100,000 shares of common stock of the Company, with an exercise price of $2.40 per share and term of 1 year. The options vest 12,500 per quarter over four quarters from the date of issuance. In total the Company recorded stock-based compensation expense of approximately $37,000 in the year ended September 30, 2017.

The significant assumptions used to value the options granted in the twelve months ended September 30, 2018 and 2017 are as follows:

	For fiscal years ended September 30,
	2018	2017
Fair value of underlying common shares	$2.23 to $4.00	$2.40
Exercise price	$2.40 to $4.15	$2.40
Dividend yield	0.0%	0%
Historical volatility	179% to 349%*	98.8% to 204%*
Risk free interest rate	1.975% to 2.91%	1.16% to 1.93%

* the Company has used the historic volatility of the average of a basket of 6 companies engaged in providing both ancillary type services and direct production and sale to the cannabis industry as an approximation of its expected volatility.

A summary of the change in stock purchase options outstanding for the period ended September 30, 2018 and 2017 is as follows:

			Weighted	Remaining
			Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – September 30, 2016	-	$-	-	-
Options issued	650,000	2.40	$1.88	2.76
Options expired/cancelled	-	-	-	-
Options exercised	-	-	-	-
Balance – September 30, 2017	650,000	2.40	1.88	2.76
Options issued	2,105,000	2.59	2.44	3.02
Options expired/cancelled	(10,000)	2.40	-	-
Options exercised	(160,000)	2.40	-	-
Balance – September 30, 2018	2,585,000	$2.55	$2.31	2.79

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

9. Shareholders’ Equity (continued)

Option Issuances for compensation (continued)

The following table shows information on our vested and unvested options outstanding during the years ended September 30, 2018 and 2017:

			Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – September 30, 2016, unvested	-	$-	$-	-
Options issued	650,000	2.40	1.88	2.76
Options vested	(423,889)	2.40	1.93	2.97
Options expired/cancelled	-	-	-	-
Balance – September 30, 2017, unvested	226,111	2.40	1.78	2.36
Options issued	2,105,000	2.59	2.44	3.02
Options vested	(1,609,164)	2.68	2.39	3.0
Options expired/cancelled	(10,000)	-	-	-
Balance – September 30, 2018, unvested	711,947	$2.92	$2.87	3.49

All options outstanding had no intrinsic value as of September 30, 2018 and 2017.

Warrants issued for compensation and debt related issuance

The Company issued warrants to acquire 139,166 shares of the Company’s common stock during the year ended September 30, 2018 in connection with promissory notes and convertible promissory notes issued (see Note 6).

In the year ended September 30, 2018 the Company issued a consultant a warrant to acquire 20,000 shares of its common stock as part of the compensation package within the consulting agreement. The warrant was issued with an exercise price of $2.40 per share and a term of 2 years.

The following table shows the warrants outstanding as of September 30, 2018:

Warrants
Outstanding
Balance – September 30, 2017	-
Warrants issued	159,166
Warrants expired/cancelled	-
Warrants exercised	-
Balance – September 30, 2018	159,166

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

10. Commitments and contingencies

As noted earlier in Note 1, the Company, through entities it invests in and is negotiating to acquire (see below) will be in the near future engaging in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant”, continue to face a host of operational hurdle. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, this also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. At the time the original lease was entered into, the Company had expected to close on significant subscriptions from its private placement. However, when those did not immediately materialize, the Company entered into an agreement with the landlord to cancel the lease and in addition, paid the landlord $15,000 not to rent out the property until such time the Company could enter into a new lease. In September 2016, the Company entered into a new 10-year lease with the landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017 and continues through November 31, 2026 at a rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of September 30, 2018, the total subrental income to be received by the Company over the life of the sublease is approximately $8.9 million.

In March 2018, the Company entered into a 3-year lease for the occupancy of the Company’s corporate office located in Boca Raton, Florida. The lease requires the Company to pay a base rental fee of $3,024 per month with yearly increases thereafter. All taxes, maintenance and utilities are billed separately.

During the twelve months ended September 30, 2018, the Company incurred total rent expense of $210,231. As of September 30, 2018, the Company has recorded a long-term asset for the straight lining of rent under the rental leases to the cannabis operators of approximately $1,442,335. As of the date of these financial statements, the Company is in negotiations to acquire the entities that lease its properties (see below).

The following table includes our commitment under this lease and its amendment over the following five years as of September 30, 2018 (excluding amounts receivable under the sublease with a related party described below):

Year:
2019	$167,788
2020	188,795
2021	173,525
2022	160,665
Thereafter	698,716
$1,389,489

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

10. Commitments and contingencies (continued)

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

Certain shareholders of the Company have organized entities that operate directly in the cannabis industry, and the Company leases its properties to these entities. In addition, the Multi Party Agreement has requirements for the purchase of certain properties from the related parties to the agreement upon certain milestones being reached (see Note 12). The Multi Party Agreement also requires that in the event that the US Government amends Title 21 of the United States Code, otherwise known as the Controlled Substances Act, to remove cannabis as a Schedule I drug, and the Company raises more than $10 million in equity and merger funding, the Company is required to enter into agreements to acquire those related entities and issue such equity that the shareholders of the related entities obtain 75% of the then issued and outstanding equity of the Company, regardless of the profitability or financial condition of the related entities at the time of their acquisition. At the time of these financial statements, the Company was in negotiations with these entities to amend the multiparty agreement in order to acquire the Company’s prior to removal of cannabis from Schedule 1 of the Act. The Company believes the acquisition of these entities will become probable in the near future in FY 2019.

On July 16, 2018, the Company began trading its common stock under the ticker symbol “STEM” on the Canadian Securities Exchange (the “CSE”).

Property Rental Agreements

All of the income leases below are to entities that are related to the Company through common ownership.

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

Springfield

In July 2017, the Company entered into a lease agreement for its property and warehouse building located at 800 N 42nd street in Springfield, Oregon. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $64,640, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. Rent payments commence on the date the growing season ends, which the Company currently estimates will occur in September 2018, and thus expects payments to begin in January 2019. The Company has treated this period as a free rental period for accounting purposes.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

10. Commitments and contingencies (continued)

Property Rental Agreements (continued)

14336 S. Union Hall Road, Mulino

In July 2017, the Company entered into a lease agreement for its property located at 14336 South Union Hall Road in Mulino, Oregon. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $18,750, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. Rent payments will begin at the of the first growing season, which the Company currently estimates will occur in September 2018, and thus payments will commence in March 2019. The Company expects to treat such period as a free rental period for accounting purposes. At the time rental payments begin, the total of base rent and additional rent will not be less than $1.00 per foot for light assisted greenhouse and $.25 per usable square foot for un-light assisted greenhouse or outdoor grow space.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

7827 SE Powell

In July 2017, the Company entered into a lease agreement for its acquired property located at 7827 SE Powell Blvd. in Portland, Oregon. The lease agreement is for a term of ten years and a monthly rent obligation of $6,523, subject to annual increases of 3% per year. Maintenance and real property taxes to be paid by the Tenant and insurance paid by the Company. Additional rents will be added to pay landlord back for tenant improvements by the end of the first term of the lease, payments will include annual interest at 12% compounded monthly. Rent payments commence on the date the growing season ends, which the Company currently estimates will occur in February 2019, and thus expects payments to begin in November 2018. The Company has treated this period as a free rental period for accounting purposes.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

The following table shows the expected net rental payments to be received under the leases noted above as of September 30:

Year:
2019	$789,845
2020	1,275,532
2021	1,313,928
2022	1,353,466
Thereafter	9,569,105
$14,301,876

11. Merger of Patch International, Inc.

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

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

12. Subsequent events

In October 2018, the Company entered into an Asset Purchase Agreement (“APA”) to acquire certain assets and assume certain liabilities of Yerba Oregon, LLC. The purchase price for the assets and assumption of liabilities is the greater of $4.613 million or multiples of 2018 and 2019 EBITDA of Yerba Oregon LLC, as required under the APA. Payment of the purchase price is as follows upon successful closing of the APA: $350,000 in cash at closing, a promissory note in the amount of $400,000 and the remainder in common shares of the Company based on the lesser of 85% of the average closing price of the stock as traded in the over the counter market 30 days prior to closing or $2.40 per share. The Company deposited into escrow with an attorney, upon signing the APA, 1,931,506 shares of its common stock. Closing of the APA is subject to certain requirements, including the issuance of state and local licenses, which is outside the control of the Company and the seller, which as of the date of these financial statements, had yet to be issued. Yerba Oregon, LLC operates a wholesale cannabis production and sales operation.

On December 27, 2018, the Company entered into an Agency Agreement with respect to a private offering of up to 10,000 special warrants of the Company (the “CD Special Warrants”) for aggregate gross proceeds of up to $10,000,000 (in Canadian funds, denoted herein as “C”) (the “Offering”). In addition, on December 27, 2018, the Company closed the first tranche of the Offering consisting of 3,121 CD Special Warrants at a price of C$1,000 per CD Special Warrant for aggregate gross proceeds of C$3,121,000.

Each CD Special Warrant will be exchanged (with no further action on the part of the holder thereof and for no further consideration) for one convertible debenture unit of the Company (a “Convertible Debenture Unit”), on the earlier of: (i) the third business day after the date on which both (A) a receipt (the “Receipt”) for a (final) prospectus (the “Qualification Prospectus”) qualifying the distribution of the Convertible Debentures (as defined below) and Warrants (as defined below) issuable upon exercise of the CD Special Warrants has been issued by the applicable securities regulatory authorities in the Canadian jurisdictions in which purchasers of the CD Special Warrants are resident (the “Canadian Jurisdictions”), and (B) a registration statement (the “Registration Statement”) registering the resale of the common shares underlying the Convertible Debentures and Warrants has been declared effective by the U.S. Securities and Exchange Commission (the “Registration”); and (ii) the date that is six months following the closing of the Offering. The Company has also provided certain registration rights to purchasers of the CD Special Warrants.

Each Convertible Debenture Unit is comprised of C$1,000 principal amount 8.0% senior unsecured convertible debenture (each, a “Convertible Debenture”) of the Company and 167 common share purchase warrants of the Company (each, a “Warrant”). Each Warrant entitles the holder to purchase one common share of the Company (each, a “Warrant Share”) at an exercise price of C$3.90 per Warrant Share for a period of 24 months following the closing of the Offering.

The Company has agreed to use its best efforts to obtain the Receipt and Registration within six months following the closing of the Offering. In the event that the Receipt and Registration have not been obtained on or before 5:00 p.m. (PST) on the date that is 120 days following the closing of the Offering, each unexercised CD Special Warrant will thereafter entitle the holder thereof to receive, upon the exercise thereof and at no additional cost, 1.05 Convertible Debenture Units per CD Special Warrant (instead of 1.0 Convertible Debenture Unit per CD Special Warrant). Until the Receipt and Registration have been obtained, securities issued in connection with the Offering (including any underlying securities issued upon conversion or exercise thereof) will be subject to a 6-month hold period from the date of issue.

The brokered portion of the Offering (C$2,247,000) was completed by a syndicate of agents (collectively, the “Agents”). The Company paid the Agents a cash commission equal to 7.0% of the gross proceeds raised in the first tranche of the brokered portion of the Offering. As additional consideration, the Company issued the Agents such number of non-transferable broker convertible debenture special warrants (the “Broker CD Special Warrants”) as is equal to 7.0% of the number of CD Special Warrants sold under the first tranche of the brokered portion of the Offering. Each Broker CD Special Warrant shall be exchanged, on the same terms as the CD Special Warrants, into broker warrants of the Company (the “Broker Warrants”). Each Broker Warrant entitles the holder to acquire one Convertible Debenture Unit at an exercise price of C$1,000, until the date that is 24 months from the closing date of the Offering. The distribution of the Broker Warrants issuable upon the exchange of the Broker CD Special Warrants shall also be qualified under the Qualification Prospectus and the resale of the common shares underlying the Broker Warrants will be registered under the Registration Statement. The Company also paid the lead agent a corporate finance fee equal to C$100,000, payable as to C$50,000 in cash and as to $50,000 in common shares of the Company at a price per share of C$3.00.

In October 2018, the Company issued an inducement offer to the holders of its convertible debentures such that the Company agreed to reduce the conversion price to $1.80 per share if the holders agreed to convert immediately. All holders of the convertible notes agreed to the inducement. As of the date these financial statements, the Company had issued 1,152,568 shares of its common stock in satisfaction of the conversion with another approximately 280,000 shares issuable.

In November and December 2018, the Company determined that Milestone’s 2 and 3 had been reached within the Multi-Party agreement (see Note 10) and therefore had issued 457,191 shares of its common stock in satisfaction of the requirement to issue common shares covering 20% of the cash expended by the seller to purchase and improve the property and is currently negotiating with the owner of the property, a director of the Company, in regards to an allocation of cash and mortgage principal in satisfaction of the purchase price of $4.395 million required, which the Company expects to close on in March 2019.

From October 1, 2018 through the date of these financial statements, the Company issued 425,000 shares of its common stock in satisfaction of compensation provisions within certain consulting agreements.

In November 2018, consultants exercised outstanding options and acquired 187,500 shares of the Company’s common stock.

In November 2018, a board member of the Company and several outside investors provided the Company with $3.5 million in cash to be dispensed to an entity being setup by the Company, and which has yet to open a checking account, which will be primarily owned and controlled by the board member, upon that entity completing its setup and opening up of a checking account.

In October and November 2018, the Company was advanced $270,000 by NVD in order to disperse those funds to its contractors for its buildout. As of the date of these financial statements, the funds were fully dispersed by the Company to the contractors of NVD.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of September 30, 2018. The principal basis for this conclusion is (i) failure to engage sufficient resources in regards to our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is certain biographical information concerning our current executive officers and directors.

Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position with the Company

Adam Berk	41	Chief Executive Officer, President and Director
Steven Hubbard	71	Chief Financial Officer, Secretary and Director
Garrett M. Bender	58	Director
Lindy Snider Rajiv Rai Jessica Michelle Feingold	58 48 35	Director Director General Counsel and Director

Adam Berk (41)

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

Steven Hubbard (71)

Mr. Hubbard has served as Chief Financial Officer, Secretary and a member of the Board of Directors of the Company since its inception in June 2016. He served as Chief Financial Officer and Secretary of Diego Pellecer, Inc., a cannabis-related real estate company From April 2013 through September 2013 and Chief Financial Officer and Secretary of Diego Pellicer Worldwide, Inc. (a publicly reporting company) from September 2013 through December 2014. He served as Chief Financial Officer of Kind Care LLC DBA TJ’s Organic Garden from December 2014 through August 2015 and has been Chief Financial Officer of Consolidated Ventures of Oregon, Inc. since August 2015. Commencing several years prior to April 2013, Mr. Hubbard served as a outside management consultant to several early stage companies, primarily providing financial services. Mr. Hubbard’s experience as a founder and principal executive of several start-up companies, his experience as an auditor with Arthur Andersen & Co prior to 2012 and the skills associated therewith led to the conclusion that he should serve as a director of the Company.

Garrett M. Bender (57)

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

Lindy Snider (57)

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

Rajiv “Roger” Rai (48)

Mr. Rai was appointed a director of the Company in May 2018. In his capacity as Special Advisor to the Chairman at Rogers Communications, Roger Rai advises Edward Rogers, who is the representative controlling shareholder of Rogers Communications (TSX:RCI.b), on business development, revenue development, partnership development, talent development and sports. Previously, Roger was the Managing Director for E.S. Rogers Enterprises from 2004 to 2018. In that capacity, he gained extensive experience in strategic management services, including business processes assessment and advisory services.

Roger is currently the President of R3 Concepts Inc., a consulting and investments company located in Toronto, Canada. Since 2012, he has also served as an advisor to Chobani, Inc., a retail food services company.

From 2010 to 2016, Roger was the Vice President, Business Development, Keek Inc. (TSXV:KEK). In this capacity, Roger was responsible for all new business and partnership development at the Company.

Before Keek Inc., Roger was the Director of Development at C.O.R.E. Feature Animation, a Company that produced the children’s animation movie “The Wild.” He was the Founder and VP, Business Development of Fastvibe Inc., a web-streaming equipment and services company located in To ronto. Roger also held various managerial positions at Rogers Cable Systems and Rogers Wireless, one Canada’s largest Communications.

Roger sits on the Board of Directors for CONSTANTINE Enterprises Inc., a privately held real estate Company based in Toronto, with operations in Canada and the Bahamas.

He is one of the founders and on the Board of Directors for the ONEXONE Foundation, a charitable organization focused on global child welfare.

Roger holds a Bachelor of Arts from the University of Western Ontario and lives in Toronto.

Jessica Michelle Feingold (35)

Jessica Michelle Feingold is General Counsel and a member of the Company’s Board of Directors, having been appointed to these positions in March 2018. She is an attorney at Law qualified to practice in the States of Florida, Texas and Colorado and the District of Columbia.

Ms. Feingold has been Of Counsel to McAllister Garfield, P.C. in Denver, CO since May 2015 and served as General Counsel of Medically Correct, LLC d/b/a Incredibles from December 2016 to February 2018. She was the Owner and a Consultant with E & F Epstein Feingold Consulting Group, LLC operating in Arizona and Florida from June 2014 through April 2015. She served as Associate General Counsel of the Florida State Trust from December 2013 through June 2014 and as an Associate Attorney with Akerman LLP in Miami, FL from April 2012 through April 2013.

She attended The George Washington University and received a Bachelor of Arts degree from the University of Miami. She later received a Juris Doctor degree from the Shephard Broad Law Center at Nova Southeastern University and a Master of Laws degree in Real Property development from the University of Miami School of Law.

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

Committees of the Board of Directors

Our Company has three committees of its Board of Directors—(a) Nominating and Governance Committee (b) a Management Compensation Committee and (c) an Audit Committee. The Board of Directors has approved charters for each committee. The Audit Committee is currently composed of: Rajiv Rai, Chairman and Steven Hubbard. Mr. Rai is an independent director. Mr. Hubbard and Mr. Rai are each considered financially literate. The Company is currently in the process of adding additional independent board members who will also be members of the Audit Committee. The relevant education and experience of the members of the Audit Committee is detailed above. The Board has yet to make appointments to the other Board committees, neither of which has met as of the date of this report.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended September 30, 2018 and 2017, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended September 30, 2018 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Adam Berk	2018	$220,000	—	960,000	2,374,900	—	—	—	3,554,900
CEO	2017	$—	—	240,000	92,000	—	—	—	332,000

Steven Hubbard	2018	$60,000	—	240,000	652,500	—	—	—	952,500
CFO	2017	$20,000	—	120,000	184,000	—	—	—	324,000

Garrett M. Bender	2018	$—	—	—	117,350	—	—	—	117,350
Director	2017	$—	—	—	56,000	—	—	—	56,000

Lindy Snider	2018	$—	—	—	117,350	—	—	—	117,350
Director	2017	$—	—	—	56,000	—	—	—	56,000

Rajiv Rai	2018	$—	—	—	117,000	—	—	—	117, 000
Director	2017	$—	—	—	—	—	—	—	—

Jessica Michelle Feingold	2018	$112,500	—	25,000	97,500	—	—	—	235,000
Director and General Counsel	2017	$—	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

		Option Awards
Name	Grant Date Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Adam Berk, CEO, Director	6/1/2017	-	50,000	2.40	5/31/2020
Adam Berk, CEO, Director	6/1/2018	-	50,000	2.40	6/1/2021
Adam Berk, CEO, Director	6/1/2018	-	1,000,000	2.40	6/1/2021
Adam Berk, CEO, Director	6/1/2018	-	50,000	2.40	6/1/2021
Steven Hubbard, CFO, Director	6/1/2017	-	100,000	2.40	5/31/2020
Steven Hubbard, CFO, Director	6/1/2018	-	100,000	2.40	6/1/2021
Steven Hubbard, CFO, Director	6/1/2018	-	100,000	2.40	6/1/2021
Steven Hubbard, CFO, Director	6/1/2018	-	100,000	2.40	6/1/2021
Garrett M. Bender, Director	6/1/2017	-	50,000	2.40	5/31/2021
Garrett M. Bender, Director	6/1/2018	-	50,000	2.40	6/1/2022
Lindy Snider, Director	6/1/2017	-	50,000	2.40	5/31/2021
Lindy Snider, Director	6/1/2018	-	50,000	2.40	6/1/2022
Rajiv Rai, Director	5/20/2018	-	50,000	2.40	4/30/2022
Jessica Michelle Feingold, Director and General Counsel	5/20/2018	-	50,000	2.40	2/14/2021

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	1,850,000	2.40	996,453
Total	1,850,000	2.40	996,453

(1) As of September 30, 2018

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants	Number of Securities Underlying Unexercised Exercisable Warrants	Warrant Exercise Price($)	Warrant Expiration Date
None

Total

Employment Agreements

Adam Berk—On June 1, 2017, the Company entered into an Employment Agreement for an initial term of one year, subject to automatic renewals for additional one-year periods until terminated, with the remaining term at all times being not less than one year. The Employment Agreement provides for a base salary of $10,000 per month. Mr. Berk also received a restricted stock grant of 100,000 shares of Company common stock and options to purchase 50,000 shares of Company common stock exercisable for a period of three years at an exercise price of $2.40 per share. At the end of the initial one-year term of the Employment Agreement, and assuming that the term is extended, Mr. Berk is entitled to receive an additional restricted stock grant of 100,000 shares of Company common stock and options to purchase 50,000 shares of Company common stock at the then market value, exercisable for a period of three years.

Steven Hubbard— On June 1, 2017, the Company entered into an Employment Agreement for an initial term of one year, subject to automatic renewals for additional one-year periods until terminated, with the remaining term at all times being not less than one year. The Employment Agreement provides for a base salary of $5,000 per month. Mr. Hubbard also received a restricted stock grant of 50,000 shares of Company common stock and options to purchase 100,000 shares of Company common stock exercisable for a period of three years at an exercise price of $2.40 per share. At the end of the initial one-year term of the Employment Agreement, and assuming that the term is extended, Mr. Hubbard is entitled to receive an additional restricted stock grant of 50,000 shares of Company common stock and options to purchase 100,000 shares of Company common stock at the then market value, exercisable for a period of three years.

Compensation of Directors

On June 1, 2018, each of the members of the Board of Directors received options to purchase 50,000 shares of Company Common Stock at $2.40 per share exercisable for a period of three years from the date of issuance. At this time, there is no other board of director compensation plan in place.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of January 7, 2017. Unless noted, the address for the following beneficial owners and management is 7777 Glades Road, Suite 203, Boca Raton, FL 33434.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common Stock	Adam Berk (2)	1,864,866	12.1%
Common Stock	Steven Hubbard (3)	568,333	3.9%
Common Stock	Garrett M. Bender (4)	228,974	1.6%
Common Stock	Lindy Snider (5)	141,666	1.0%
Common Stock	Rajiv Rai (6)	50,000
Common Stock	Jessica Michelle Feingold (7)	60,416
Common Stock	All executive officers and directors as a group	2,914,255	18.0%
Common Stock	Flying High Financial Corporation (5% holder) (8)	833,334	5.9%

(1)	In determining beneficial ownership of our Common Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of Common Stock owned by a person or entity on January 7, 2019, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options; and (b) the denominator is the sum of (i) the total shares of that class outstanding on January 7, 2019 (14,232,266 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Includes 714,866 shares and options to purchase 1,150,000 shares.

(3)	Includes 168,333 shares and options to purchase 400,000 shares

(4)	Includes 128,974 shares and options to purchase 100,000 shares

(5)	Includes 41,666 shares and options to purchase 100,000 shares

(6)	Includes options to purchase 50,000 shares

(7)	Includes 10,416 shares and options to purchase 50,000 shares

(8)	The beneficial owner of Flying High Financial Corporation is Mark Groussman, President.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Please refer to Financial Statement, Notes 5 and 6, which are incorporated in their entirety by this reference

Director Independence

As of January 7, 2018, of our six (6) directors, Garrett M. Bender, Lindy Snider and Rajiv Rai are considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining three (3) directors are not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2018 and September 30, 2017, respectively, were approximately $89,577 and $65,000.

Tax Fees

No fees were billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2018 and 2017.

All Other Fees

There were no fees billed for other products or services provided by our principal accountant for 2018 or 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of L J Soldinger Associates, LLC, Independent Registered Certified Public Accounting Firm

●	Consolidated Balance Sheets as of September 30, 2018 and 2017 (audited)

●	Consolidated Statements of Operations for the year ended September 30, 2018 and September 30, 2017 (audited)

●	Statements of Stockholders’ Equity for the years ended September 30, 2017 and September 30, 2017 (audited)

●	Statement of Cash Flows for the years ended September 30, 2018 and September 30, 2017 (audited)

●	Notes to Financial Statements (audited)

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

Stem Holdings, Inc.
(Registrant)

By:	/s/ Adam Berk
Adam Berk
Chief Executive Officer and Director (Principal Executive Officer)

Date	January 14, 2019

By:	/s/ Steven Hubbard
Steven Hubbard
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date	January 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Adam Berk
Adam Berk
Chief Executive Officer and Director (Principal Executive Officer)

Date	January 14, 2019

By:	/s/ Steven Hubbard
Steven Hubbard
Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date	January 14, 2019

By:	/s/ Garrett M. Bender
Garrett M. Bender
Director

Date	January 14, 2019

By:	/s/ Lindy Snider
Lindy Snider
Director

Date	January 14, 2019

By:	/s/ Rajiv Rai
Rajiv Rai
Director

Date	January 14, 2019

/s/ Jessica Michelle Feingold
Jessica Michelle Feingold
Director and General Counsel

