Form 10-Q
period 2018-12-31
Stem Holdings, Inc.
filed 2019-02-19
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2018

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

There were 14,780,600 shares outstanding of registrant’s common stock, par value $0.001 per share, as of February 15, 2019.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

Stem Holdings, Inc.

Condensed Consolidated Statements of Financial Position

	As of	As of
	December 31, 2018	September 30, 2018
	(Unaudited)	*
ASSETS
Current Assets
Cash and cash equivalents	$3,794,092	$761,351
Prepaid expenses and other current assets	1,052,590	993,619
Notes payable subscriptions receivable	-	150,000
Total current assets	4,846,682	1,904,970

Property and equipment, net	8,611,857	8,324,799

Other assets
Investment in equity method investees	1,598,764	1,301,166
Investment in affiliates	2,114,161	2,076,119
Deposits and other assets	5,995,699	165,663
Deferred rent	1,766,487	1,442,335
Total other assets	11,475,111	4,985,283

Total Assets	$24,933,650	$15,215,052

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$984,133	$511,007
Due to related parties	33,600	33,600
Convertible notes, net	168,637	2,194,790
Short term notes and advances	1,185,741	1,268,073
Advance from affiliate	300,000	-
Advances to be contributed to venture	3,493,055	-
Current portion of long-term debt	171,844	169,988
Total Current Liabilities	6,337,010	4,177,458

Long-term debt, net of short term portion	1,871,379	1,912,543
Total Liabilities	8,208,389	6,090,001

commitments and contingencies	-	-

Shareholders’ Equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of September 30, 2018	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of September 30, 2018	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; 14,854,487 and 10,177,496 shares issued, issuable and outstanding as of December 31, 2018 and September 30, 2018 respectively	15,240	10,582
Additional paid-in capital	31,424,366	19,809,215
Accumulated deficit	(14,714,345)	(10,694,746)
Total equity	16,725,261	9,125,051
Total Liabilities and Shareholders’ Equity	$24,933,650	$15,215,052

* Derived from audited information

The accompanying notes are an integral part of these condensed consolidated financial statements

Stem Holdings, Inc.

Unaudited Interim Condensed Consolidated Statement of Operations

	For the three months ended December 31,
	2018	2017

Revenues	$337,952	$309,829

Consulting fee’s	74,350	55,450
Professional fee’s	441,872	140,598
General and administration	858,782	432,368
Stock based compensation	1,600,577	359,546
Total expenses	2,975,581	987,962

Operating loss	$(2,637,629)	$(678,133)

Other income and expenses
Interest expense	(558,092)	(9,736)
Inducement cost	(823,900)
Interest income	22	26
Other income	-	-
Total other income	(1,381,970)	(9,710)

Income (Loss) from equity method investees	-	-

Net loss before income taxes	(4,019,599)	(687,843)
Provision for income taxes	-	-
Net loss for the period	$(4,019,599)	$(687,843)

Basic and diluted loss per common share	$(0.29)	$(0.10)
Basic and diluted weighted average common shares outstanding	13,931,370	6,596,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stem Holdings, Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	December 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss for the period	$(4,019,599)	$(687,843)
Adjustments to reconcile net loss to cash used in operations
Stock-based compensation	1,600,575	359,546
Non-cash interest	382,896	3,854
Depreciation and amortization	221,282	75,688
Convertible notes inducement expense	823,900	-
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	207,012	77,658
Deferred revenue	(324,152)	(282,229)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	473,125	(52,104)
Net Cash Flows Used In Operating Activities	(634,961)	(505,430)

Cash Flows from Investing Activities:
Fixed asset purchases	(467,523)	(530,672)
Advances to related entities	(20,627)	-
Investment in equity method investees	(300,703)	-
Investment in affiliates	(14,310)	-
Net Cash Flows used in Investing Activities	(803,163)	(530,672)

Financing Activities:
Proceeds from advance from NVDRE	300,000	2,647,031
Proceeds from Stem Venture funds	3,493,055	-
Repayments of shareholder advances	-	-
Notes payable and advances proceeds	150,000	200,000
Proceeds from convertible notes, net of fees paid	735,000	-
Cash paid from loan fees	(85,551)	-
Principle payments on notes payable	(121,641)	(23,301)
Net Cash Flows Provided By Financing Activities	4,470,863	2,823,730

Net increase in cash and cash equivalents	3,032,739	1,787,628
Cash and cash equivalents at beginning of period	761,351	391,389
Cash and cash equivalents at end of period	$3,794,090	$2,179,017

Supplemental cash flow information
Cash paid for interest	$-	$1,882
Cash paid for taxes	$-	$-
Non-Cash Supplemental information
Conversion of debt to equity	$2,575,000	$21,780
Transfer of deposit to fixed assets	$40,817	$90,000
Stock based compensation posted to prepaid expense	$975,000	$-
Deposit YMY stock	$450,000	$-
Deposit Yerba Oregon stock	$4,442,464	$-
Project costs paid in equity	$978,389	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

1. Incorporation and operations and Going Concern

Stem Holdings, Inc. (the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company purchases, improves, and leases properties for use in the cannabis production, distribution and sales industry as well as a cultivator providing cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, Oklahoma, with six current licenses for cultivation, three for production, five for processing, one for wholesale and ten dispensary licenses. In addition, the Company also procured a hemp license under the laws of Oregon. As of December 31, 2018, the Company has acquired 3 commercial properties and leased a fourth property and has entered into leases to related entities for these four properties (see Note 10). For the quarter ended December 31, 2018 saw the near completion of buildout of these properties.

The Company, through its operating subsidiaries (see below), is currently in the process of finalizing the investment in and acquisition of entities that engage directly in the production and sale of cannabis, moving from a real estate focused entity with a cannabis niche to a cannabis focused entity.

The Company has incorporated 6 new subsidiaries –Stem Group Oklahoma, Inc., Stem Holdings Florida, Inc. Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, and Stem Agri, LLC.

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQB exchange under the symbol “STMH”.

Going Concern

These unaudited financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. While the recreational use of cannabis is legal under the laws of certain States, where the Company is currently finalizing the acquisition of entities or investment in entities that directly produce or sell cannabis, the use and possession of cannabis is illegal under United States Federal law for any purpose, by way of Title II of the Comprehensive Drug Abuse Prevention and Control Act of 1970, otherwise known as the Controlled Substances Act of 1970 (the “ACT”). Cannabis is currently included under Schedule 1 of the Act, making it illegal to cultivate, sell or otherwise possess in the United States.

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

2. Summary of significant accounting policies

Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed financial statements included herein are unaudited. Such financial statements, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending September 30, 2019 or for any other period. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and because of this, for further information, readers should refer to the financial statements and footnotes included in its Form 10 for the fiscal year ended September 30, 2018 filed on January 14, 2019. The Company believes that the disclosures are adequate to make the interim information presented not misleading.

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly-owned subsidiaries, Stem Group Oklahoma, Inc., Stem Holdings Florida, Inc., Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC., and Stem Agri, LLC. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. Our wholly owned subsidiaries had no operations, assets or liabilities as of December 31, 2018.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and our deferred rents. As of December 31, 2018, the Company had deposits in a major financial institution in excess of the FDIC insurance limit. The Company believes the risk of loss to be minimal as it maintains its cash balances at well capitalized financial institutions. As of December 31, 2018, the Company had deferrals of rent due to free rent periods of approximately $1.8 million as it completes the buildout of three of its properties, which is expected to be finalized for all of the Company properties in the upcoming quarter ended March 31, 2019, at which time the Company will derive payment of rents from all of its properties. The Company is currently in the process of acquiring the entities that it currently rents to and believes as of the date of these financial statements that it will acquire those entities (see Note 10).

Geographical Concentrations

As of December 31, 2018, the Company primarily rents to entities engaged in the production and sale of cannabis, which is only legal for recreational use in 10 states, with lesser legalization, such as for medical use in an additional 21 states, as of the time of these financial statements.

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

Capitalization of Project Costs

The Company’s policy is to capitalize all costs that are directly identifiable with a specific property, would be capitalized if the Company had already acquired the property, and when the property, or an option to acquire the property, is being actively sought after, and either funds are available or will likely become available in order to exercise their option. All amounts shown capitalized prior to acquisition of a property are included under the caption of Project Costs within the “Deposits and other assets” line item in the balance sheet.

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

Earnings per share

The Company presents basic and diluted per share amounts (“EPS”) data for its common shares. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. The Company’s calculation of diluted net loss per share excludes potential common shares as of December 31, 2018 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

As of December 31, 2018, the Company has 4,685,298 shares issuable upon note conversion, options and warrants exercisable into the common stock of the Company outstanding.

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $ 5,903 for the three months ended December 31, 2018 and $9,380 for the three months ended December 31, 2017.

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

3. Property, Plant & Equipment

Property and equipment consisted of the following:

	December 31, 2018	September 30, 2018
Automobile	$18,275	$18,275
Signage	19,118	19,118
Furniture and equipment	1,258,937	1,199,303
Leasehold improvements	2,894,367	2,718,519
Buildings and property improvements	4,992,600	4,719,742
Land	300,000	300,000
Software and related	58,518	58,518

Subtotal	9,541,815	9,033,475

Accumulated depreciation and amortization	(929,958)	(708,676)
Property, plant and equipment, net	$8,611,857	$8,324,799

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

Depreciation and amortization expense was $221,282 for the three months ended December 31, 2018 and $75,688 for the three months ended December 31, 2017.

4. Deposits and other assets

Other long-term assets consisted of the following as of:

	December 31, 2018	September 30, 2018
Project costs	$1,044,639	$10,000
Investment in investee purchase agreement	393,750	-
Deposits	114,846	155,662
Escrow shares for acquisition	4,442,464	-
	$5,995,699	$165,662

In October 2018, the Company entered into an Asset Purchase Agreement (“APA”) to acquire certain assets and assume certain liabilities of Yerba Oregon, LLC. The purchase price for the assets and assumption of liabilities is the greater of $4.613 million or multiples of 2018 and 2019 EBITDA of Yerba Oregon LLC, as required under the APA. Payment of the purchase price is as follows upon successful closing of the APA: $350,000 in cash at closing, a promissory note in the amount of $400,000 and the remainder in common shares of the Company based on the lesser of 85% of the average closing price of the stock as traded in the over the counter market 30 days prior to closing or $2.40 per share. The Company deposited into escrow with an attorney, upon signing the APA, 1,931,506 shares of its common stock, which were valued at $4,442,464. Closing of the APA is subject to certain requirements, including the issuance of state and local licenses, which is outside the control of the Company and the seller, which as of the date of these financial statements, had yet to be issued. Yerba Oregon, LLC operates a wholesale cannabis production and sales operation in the state of Oregon.

In November and December 2018, the Company determined that Milestone’s 2 and 3 had been reached within the Multi-Party agreement (see note 10) and therefore had issued 457,191 shares of its common stock, with a valuation of $978,883, in satisfaction of the requirement to issue common shares covering 20% of the cash expended by the seller to purchase and improve the property and is currently negotiating with the owner of the property, a director of the Company, in regards to an allocation of cash and mortgage principal in satisfaction of the purchase price of $4.395 million required, which the Company expects to close on in March 2019. This is included in Project Costs.

In November 2018, the Company issued 187,500 shares of its common stock, valued at $450,000, to acquire an option from the investors in YMY Ventures, LLC (see Note 6) and NVD RE (see Note 5) to (1) purchase a property comprised of a land and building near Las Vegas, NV and (2) acquire the remaining 50% of YMY Ventures, LLC held by the option issuers and (3) to acquire 37.5% of NVD RE owned by the option issuers. The Company allocated the $450,000 for the option as $56,500 to acquire the land and building and has included that amount with Project Costs, $337,500 to acquire the remaining 50% of YMY Ventures, LLC to Investment in Investee Purchase Agreement above and $56,500 to acquire the 25% of NVD RE held by the option issuers to Investment in Investee Purchase Agreement above.

5. Investment in equity method investees

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD. As of December 31, 2018, the Company had not only fully funded its commitment, but invested an additional $300,000 thousand in capital. NVD used the funds provided to date by the Company to acquire an under construction cannabis indoor grow building located near Las Vegas, Nevada and to continue the buildout of the property. The Company has no further commitment to fund the entity beyond its initial equity purchase commitment. NVD will lease its facilities upon completion to YMY Ventures, LLC (see Note 5).

For the period from acquisition through December 31, 2018, NVD had only minimal startup and buildout operations, which were not apportioned to these financials statements as of December 31, 2018 due to immateriality. In the three months ended December 31, 2018, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand.

6. Due from Affiliates

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

As of December 31, 2018, the Company had funded the $375,000 into escrow and had provided the joint venture with additional funds primarily in the form of payments for work performed to acquire the license from the Nevada Department of Taxation in the amount of approximately $215,429.

As of December 31, 2018 and the date of these financial statements, neither the license nor the transfer of membership interest had been issued or approved, however, the Company believes the license and transfer will be granted in FY 2019. In the event that no license is approved for transfer then the agreement automatically unwinds and the Company will receive the funds held in escrow and will have a claim for refund against YMY for amounts paid to obtain the license. Because of the automatic unwinding of the agreement in the event that the license grant or membership transfer are not approved, which are both outside the control of the Company and YMY, this has not been recorded as an equity method investment as of December 31, 2018, but as a due from affiliate. In the event of the failure of the license to be transferred, approximately $215,000 of the Company’s investment is at risk.

In July 2018, the Company entered into an agreement to acquire a 25% interest in East Coast Packers LLC (“ECP”) for the purchase price of $1.5 million, payable in the amount of $500,000 in cash at closing and a note for $1 million. All amounts are payable to ECP. At the time of closing, ECP was a dormant Florida LLC, but owned a citrus fruit dealer license active for the 2015-2016 growing season. This qualified ECP under newly enacted legislation in the state of Florida to apply for a license to produce and sell medical cannabis. Until such time as ECP is granted a medical cannabis license, the $500,000 paid into ECP may only be expended by ECP in acquiring a medical cannabis license. As of December 31, 2018 and the date of these financial statements, no license had been granted, however, the Company believes the license will be issued in FY 2019. In the event that ECP is unable to obtain the medical license, the agreement unwinds in full, the membership interest is returned to the seller and all amounts paid in not expended on the acquisition of the license are to be refunded to the Company along with cancellation of the $1 million note. Because the issuance of the license is outside the control of the Company and ECP and because the agreement unwinds in full in the event the license is not issued, this has not been recorded as an equity method investment as of December 31, 2018, but as a due from affiliate. In the event of the failure to obtain the license the approximately $500,000 cash investment is at risk.

7. Notes Payable and Advances

Equipment financing

In November 2017, the Company entered into a promissory note in the amount of $21,749 from a vendor of the Company to finance the acquisition of a security electronics system in one of its properties. The promissory note bears an interest rate of 18% per annum and also contains a 10% servicing fee. The note matures 24 months after issuance and is secured by certain security electronics purchased with proceeds of the note. This vendor is currently in a restructuring and is likely to go out of business. As of December 31, 2018, the Company has been notified that the vendor holding the note is in bankruptcy and during the quarter ended December 31, 2018, the Company withheld payment under the note. The obligation remains outstanding at $14,950 as of December 31, 2018. This is included in current portion of long-term debt and long-term debt line items in the balance sheet.

Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of December 31, 2018, the obligation outstanding is $12,389. No amount was recorded for the premium for the non-interest bearing feature of the note as it was immaterial. The note is secured by the equipment financed. This is included in current portion of long-term debt and long-term debt line items in the balance sheet.

Effective May 29, 2018, the Company entered into a 24-month premium finance agreement in consideration for a MT85 wide track loader in the principal amount of $27,844. The note bears no annual interest rate and requires the Company to make 24 monthly payments of $1,160 over the term of the note. As of December 31, 2018, the obligation outstanding is $20,883. No amount was recorded for the premium for the non-interest bearing feature of the note as it was immaterial. The note is secured by the equipment financed. This is included in current portion of long-term debt and long-term debt line items in the balance sheet.

Due to related parties

As of December 31, 2018, related parties had advanced cash and equipment, on a due on demand, unsecured and undocumented basis, to the Company in the amount of $33,600.

Insurance financing

In February 2018, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $252,445. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $22,105 over the term of the note. As of December 31, 2018, the obligation has been satisfied.

Effective March 2, 2018, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $14,390. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $904 over the term of the note. As of December 31, 2018, the obligation has been satisfied.

Effective July 31, 2018, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $54,701.55. The note bears an annual interest rate of 7.99% and requires the Company to make nine monthly payments of $4,435 over the term of the note. As of December 31, 2018, the obligation outstanding is $17,741. This is included in the short term notes and advances line item in the balance sheet.

Short-term notes and advances

In September 2018, an investor interested in the then ongoing private placement of convertible notes (see below) advanced the Company $168,000 on an unsecured basis and then entered discussions with Company regarding the form of the note. As of December 31, 2018, the Company and the investor had not come to terms and the investor did not agree to the terms of the notes. The Company has treated the amount as an unsecured advance, due on demand. As of December 31, 2018 and the date of these financial statements, no demand had been made and the Company continues to negotiate with the investor.

In November 2018, a board member of the Company and several outside investors provided the Company with approximately $3.493 million in cash to be dispensed to an entity being setup by the investors with assistance from the Company, and which has yet to open a checking account, which will be primarily owned and controlled by the board member, upon that entity completing its setup and opening up of a checking account. The Company is currently treating the amounts tendered as undocumented advances, due on demand and non-interest bearing. The Company expects that the new venture will be setup in the near term and has therefore not recorded a premium or discount associated with the funds advanced as they would be immaterial.

As disclosed in Note 5, the Company entered into a promissory note in the principal amount of $1 million payable to ECP as part of its investment in the LLC. The promissory is payable in five installments commencing upon the effective date (the date of grant of license to engage in cannabis operations issuable by the government of the State of Florida), over the course of 1 year, with an interest rate of 1% per annum for the first six months, then increasing to 5.5% per annum for the remainder of the note period through maturity. In the event the LLC is denied the licenses necessary to operate, the note is cancelled in full.

Mortgages payable

On February 28, 2018, the Company executed a $550,000 mortgage payable on the Willamette property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began March 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on March 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $28,000 to close on the mortgage. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. This is included in the long-term debt line item in the balance sheet.

On April 4, 2018, the Company executed a $314,000 mortgage payable on the Powell property to acquire additional funds. At closing $75,000 of the proceeds was put into escrow. The mortgage bears interest at 15% per annum. Monthly interest only payments began May 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company plaid costs of approximately $19,000 to close on the mortgage. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. This is included in the long-term debt line item in the balance sheet.

On January 16, 2018 the Company consummated a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. No amount was recorded for the premium for the below market rate feature of the note as it was immaterial. The note is secured by a deed of trust on the property. The Company performed an analysis and determined that the rate obtained was below market, however, no premium was recorded as the Company determined it was immaterial. This is included in the long-term debt and current portion of long-term debt line items in the balance sheet.

8. Convertible debt

During the three months ended December 31, 2018, the Company issued to holders of then outstanding convertible notes, a time limited incentive in the form of a reduction in the conversion prices of the notes held to $1.80, in order to induce the holders to convert their notes. In October and November 2018, holders of $100,000 in principal of short term convertible notes, $975,000 in principal of 6 month convertible notes and $1.5 million in principal 12 month convertible notes agreed to convert the principal amounts outstanding in full and for which as of December 31, 2018, the Company had issued 958,335 shares of its common stock and had an additional 472,221 common shares issuable as of December 31, 2018 in satisfaction of the conversions. The inducement expense recorded for the three months ended December 31, 2018 was approximately $824,000.

On December 27, 2018, the Company entered into an Agency Agreement with respect to a private offering of up to 10,000 special warrants of the Company (the “CD Special Warrants”) for aggregate gross proceeds of up to $10,000,000 (in Canadian funds, denoted herein as “C”) (the “Offering”). In addition, on December 27, 2018, the Company closed the first tranche of the Offering and was notified that the following week a second closing would occur, consisting in total of 3,121 CD Special Warrants at a price of C$1,000 per CD Special Warrant for aggregate gross proceeds of C$3,121,000. Proceeds received in December 2018, were primarily investors who were United States based which were $735,000 (approximately C$980,000) with the remaining proceeds (C$2,141,000) in the second tranche primarily from Canadian investors received the first week of January 2019.

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

As part of the offering, as of December 31, 2018, the Company had incurred fees of approximately $85,000. The Company valued the warrants granted as part of the units using the Black Scholes Merton option pricing model and determined that the value at grant was approximately $484,000. The significant assumptions used in the valuation are as follows:

Fair value of underlying common shares	$2.10
Exercise price (converted to USD)	$2.925
Dividend yield	-
Historical volatility	116.9%
Risk free interest rate	2.60%

The table below shows the net amount outstanding as of December 31, 2018, after unamortized discount and loan fees under the convertible notes:

Convertible Notes, Net of Discount
Convertible promissory note	$735,000
Unamortized debt discount and loan fees	(566,363)
Net amount	$168,637

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

Preferred shares

The Company has two series of preferred shares designated with no preferred shares issued and outstanding as of December 31, 2018.

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

Common Stock issuances for compensation:

As part of the fees associated with the 10,000 Special Convertible Note Unit offering, the Company agreed to issue the brokers 16,666 shares of its common stock.

In the three months ended December 31, 2018 the Company entered into several consulting agreements, and as part of these agreements agreed to issue a total of 350,000 shares of common stock in payment for consulting services to be provided to the Company over the following 12 months. The Company capitalized the amounts to prepaid expense and is amortizing the expense over the period of the respective agreement as part of stock based compensation on the statement of operations. Through December 31, 2018, approximately $178,000 was amortized to stock based compensation in the statement of operations.

As of December 31, 2018 the Company amended a consulting agreement and agreed to issue a total of 41,667 shares of common stock in payment for the continuance of his consulting services provided to the Company over the following 18 months. The Company capitalized the amounts to prepaid expense and is amortizing the expense over the period of the agreement. Through December 31, 2018, approximately $30,000 was amortized to stock based compensation expense in the statement of operations.

For the quarter ended December 31, 2018, the Company granted 194,233 shares of common stock to certain employees and consultants. The Company recorded stock-based compensation for this period in the amount of $388,466 for these issuances which is included as part of stock based compensation in the statement of operations.

Option Issuances for compensation:

During the three months ended December 31, 2018, the Company amended a previously issued consulting agreement, and as part of that agreement for professional services, agreed to issue a total of 75,000 options to purchase the common stock of the Company with having an exercise price of $1.80 per share and a term of 4 years. Pursuant to the agreement, all 75,000 options vested upon issuance. In addition, the agreement reduced the exercise price of the previously issued options under the original agreement down to $1.80 per share from the original exercise price of $2.40 per share. In total, the Company recorded option-based consulting expense of $144,750 as a result of these options.

The significant assumptions used to value the options granted in the three months ended December 31, 2018 are as follows:

Fair value of underlying common shares	$2.40
Exercise price	$1.80
Dividend yield	0.0%
Historical volatility	116.90%
Risk free interest rate	2.96%

Warrants issued for compensation

On December 27, 2018, the Company entered into an Agency Agreement with respect to a private offering of up to 10,000 special warrants of the Company (the “CD Special Warrants”) for aggregate gross proceeds of up to $10,000,000 (in Canadian funds, denoted herein as “C”) (the “Offering”). As part of the agreement, each Convertible Debenture Unit is comprised of C$1,000 principal amount 8.0% senior unsecured convertible debenture (each, a “Convertible Debenture”) of the Company and 167 common share purchase warrants of the Company (each, a “Warrant”). Each Warrant entitles the holder to purchase one common share of the Company (each, a “Warrant Share”) at an exercise price of C$3.90 per Warrant Share for a period of 24 months following the closing of the Offering. As of December 31, 2018, a total of 2,585 units were sold equivocating to 431,695 warrants.

In the quarter ended December 31, 2018 the Company issued a consultant a warrant to acquire 50,000 shares of its common stock as part of the compensation package within the consulting agreement. The warrant was issued with an exercise price of $2.40 per share and a term of 3 years.

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

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. At the time the original lease was entered into, the Company had expected to close on significant subscriptions from its private placement. However, when those did not immediately materialize, the Company entered into an agreement with the landlord to cancel the lease and in addition, paid the landlord $15,000 not to rent out the property until such time the Company could enter into a new lease. In September 2016, the Company entered into a new 10-year lease with the landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017 and continues through November 31, 2026 at a rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of December 31, 2018, the total subrental income to be received by the Company over the life of the sublease is approximately $8.9 million.

In March 2018, the Company entered into a 3-year lease for the occupancy of the Company’s corporate office located in Boca Raton, Florida. The lease requires the Company to pay a base rental fee of $3,024 per month with yearly increases thereafter. All taxes, maintenance and utilities are billed separately.

During the three months ended December 31, 2018, the Company incurred total rent expense of $82,564. As of December 31, 2018, the Company has recorded a long-term asset for the straight lining of rent under the rental leases to the cannabis operators of approximately $1,766,487. As of the date of these financial statements, the Company is in negotiations to acquire the entities that lease its properties (see below).

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

Springfield

In July 2017, the Company entered into a lease agreement for its property and warehouse building located at 800 N 42nd street in Springfield, Oregon. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $64,640, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. Rent payments commence on the date the growing season ends, which the Company currently estimates will occur in September 2019, and thus expects payments to begin in January 2020. The Company has treated this period as a free rental period for accounting purposes.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

14336 S. Union Hall Road, Mulino

In July 2017, the Company entered into a lease agreement for its property located at 14336 South Union Hall Road in Mulino, Oregon. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $18,750, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. Rent payments will begin at the of the first growing season, which the Company currently estimates will occur in September 2019, and thus payments will commence in January 2020. The Company expects to treat such period as a free rental period for accounting purposes. At the time rental payments begin, the total of base rent and additional rent will not be less than $1.00 per foot for light assisted greenhouse and $.25 per usable square foot for un-light assisted greenhouse or outdoor grow space.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

7827 SE Powell

In July 2017, the Company entered into a lease agreement for its acquired property located at 7827 SE Powell Blvd. in Portland, Oregon. The lease agreement is for a term of ten years and a monthly rent obligation of $6,523, subject to annual increases of 3% per year. Maintenance and real property taxes to be paid by the Tenant and insurance paid by the Company. Additional rents will be added to pay landlord back for tenant improvements by the end of the first term of the lease, payments will include annual interest at 12% compounded monthly. Rent payments commence on the date the growing season ends, which the Company currently estimates will occur in May 2019, and thus expects payments to begin in September 2019. The Company has treated this period as a free rental period for accounting purposes.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

12. Subsequent events

From January 1, 2019 through the date of these financial statements, the Company issued shares of its common stock in satisfaction of compensation provisions within certain consulting agreements.

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

For the year ended September 30, 2018, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the three months ended December 31, 2018, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

OVERVIEW

Stem Holdings, Inc. (the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company purchases, improves, and leases properties for use in the cannabis production, distribution and sales industry as well as a cultivator providing cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, Oklahoma, with six current licenses for cultivation, three for production, five for processing, one for wholesale and ten dispensary licenses. In addition, the Company also procured a hemp license under the laws of Oregon. As of December 31, 2018, the Company has acquired 3 commercial properties and leased a fourth property and has entered into leases to related entities for these four properties.

The Company, through its operating subsidiaries (see below), is currently in the process of finalizing the investment in and acquisition of entities that engage directly in the production and sale of cannabis, moving from a real estate focused entity with a cannabis niche to a vertically integrated cannabis focused entity.

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

It is unclear at this time what impact the Sessions Memo will have on the medical-use marijuana industry. In addition, pursuant to the current omnibus spending bill previously approved by Congress, the DOJ is prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. This provision, however, is currently set to expire on March 23, 2018, and there is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill for 2018. Although we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of medical-use marijuana products, we lease our properties to tenants who engage in such activities, and therefore strict enforcement of federal prohibitions regarding marijuana could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities. See “Business—Government Regulation” and “Risk Factors—Risks Related to Government Regulation.”

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended September 30, 2018 which were filed with the Securities and Exchange Commission on January 14, 2019.

Comparison of the results of operations for the quarter ended December 31, 2018 compared to the quarter ended December 31, 2017

Revenues

For the quarters ended December 31, 2018 and 2017, revenue was as follows:

	2018	2017

Revenues	$337,952	$309,829
Net (loss)	$(4,019,599)	$(687,843)
Basic and diluted earnings (loss) per share	$(0.48)	$(0.10)

For the quarter December 31, 2018, total revenues amounted to $337,952 as compared to $309,829 for the quarter ended December 31, 2017, an increase of $28,123 or 9.0%. This increase in revenues was primarily comprised of straight lining the rent we expect from our other three leases. Under US GAAP, our rental income from the properties is earned on a straight-line basis over the entire expected life of the rent agreement, including the free rent period we have provided until each lessor ends its cannabis growing season. As of December 31, 2018, only the Willamette Property lessor had begun cash payments under the lease. We expect the remaining three lessors to commence cash payments under their three leases after completion of the property buildouts which will estimate will be in March 2019. Should we be successful in acquiring the companies that are currently our renters, our revenues will change to those of direct cannabis operations.

Operating expenses

	Quarter Ended December 31, 2018	Quarter Ended December 31, 2017

Consulting fees	$74,350	$55,450
Professional fees	$441,872	$140,598
General and administrative expenses	$858,782	$432,368
Stock based compensation	$1,600,577	$359,546

Total	$2,975,581	$987,962

●	For the quarter ended December 31, 2018, consulting fees increased by $18,900, or 34.1%, as compared to the quarter ended December 31, 2017 due to an increase in the execution of additional consulting contracts in the area of investor relations.

●	For the quarter ended December 31, 2018, professional fees increased by $301,274, or 214.3%, as compared to the quarter ended December 31, 2017. The increase was primarily attributable to both legal and accounting fees relative to compliance, acquisitions and our audit. We expect these fees to increase as we continue to grow and acquire additional operations in future periods.

●	General and administrative expenses consist of expenses such as rent expense, directors’ and officers’ liability insurance, travel expenses, office expenses, telephone and internet expenses and other general operating expenses. For the quarter ended December 31, 2018, general and administrative expenses increased by $426,414 or 98.6% as compared to the quarter ended December 31, 2017. These increases were primarily attributable to an increase in insurance, depreciation, and salary expense. We expect these fees to increase as we continue to grow and acquire additional operations in future periods.

●	During the quarter ended December 31, 2018, we recorded stock-based compensation of $1,600,577 as compared to $359,546 for the comparable 2017 period, an increase of $1,241,031 or 345.2%. This increase is due to the hiring of new consultants and additional compensation for officers and directors. We expect to continue in the short term of relying on equity to pay for a significant portion of the costs of consultants, employees and directors, so that we can concentrate on using our available cash resources to buildout and grow our business.

Operating loss

As a result of the factors described above, for the quarters ended December 31, 2018 and 2017, operating loss amounted to $4,019,599, as compared to an operating loss of $687,843, an increase of $3,331,756 or 484.4%.

Other income (expenses)

Other income (expenses) primarily includes interest expense incurred on debt, and also includes other income (expenses). For the quarter ended December 31, 2018, total other income, amounted to a net expense of $1,381,970, as compared to total other income of $9,710, representing a change of $1,372,360 or 14132.4%. During the quarter ended December 31, 2018, interest expense increased by $548,356 which is attributable to interest only mortgages procured in this period. Additionally, Inducement cost incurred was $823,900 as compared to no expense as of the prior period. We do not expect at this time for inducement costs to recur, as those costs were associated with our incentive to holders of our then short term, 6 month and 12 month convertible notes to convert those notes, as we were in the process of raising funds under our new Unit offering, and we deemed it more likely to succeed at the time, should we incentivize the prior convertible note holders to convert their notes.

Net income (loss)

As a result of the foregoing, for the quarters ended December 31, 2018 and 2017, net loss amounted to $4,019,599, or $(0.29) per common share, and a net loss of $687,843, or $(0.10) per common share, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of $3,794,090 and $2,179,017 as of December 31, 2018 and 2017 respectively. Our primary uses of cash have been for salaries, fees paid to third parties for professional services, insurance, general and administrative expenses, and the acquisitions and development of rental properties. All funds received have been expended in the furtherance of growing the business. We have received funds from financing activities such as from debt financing as well as the proceeds from advances to be contributed from venture. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,
●	Acquisition and buildout of rental properties;
●	Addition of administrative and sales personnel as the business grows and
●	The cost of being a public company.

Subsequent to December 31, 2018, we have not raised an additional funds in our private placements, however have raised C$2,141,000 (approximately $1.4 mm in USD) in convertible debt financing. Our efforts to raise additional capital are ongoing and we expect to close in the following quarters on the remaining approximately C$7 million available under the Unit offering.

We currently have committed that we would need to spend approximately $150,000 thousand on capital expenditures for the expansion and buildout of our Mulino, Powell and Springfield properties. These capital expenditures are contingent upon several factors including the Company obtaining financing for the development of the properties and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company.

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

Equipment financing

In November 2017, the Company entered into a promissory note in the amount of $21,749 from a vendor of the Company to finance the acquisition of a security electronics system in one of its properties. The promissory note bears an interest rate of 18% per annum and also contains a 10% servicing fee. The note matures 24 months after issuance and is secured by certain security electronics purchased with proceeds of the note. This vendor is currently in a restructuring and is likely to go out of business. As of December 31, 2018, the Company has been notified that the vendor holding the note is in bankruptcy and during the quarter ended December 31, 2018, the Company withheld payment under the note. The obligation remains outstanding at $14,950 as of December 31, 2018.

Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of December 31, 2018, the obligation outstanding is $12,389. No amount was recorded for the premium for the non-interest bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

Effective May 29, 2018, the Company entered into a 24-month premium finance agreement in consideration for a MT85 wide track loader in the principal amount of $27,844. The note bears no annual interest rate and requires the Company to make 24 monthly payments of $1,160 over the term of the note. As of December 31, 2018, the obligation outstanding is $20,883. No amount was recorded for the premium for the non-interest bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

Due to related parties

As of December 31, 2018, related parties had advanced cash and equipment, on a due on demand, unsecured and undocumented basis, to the Company in the amount of $33,600.

Insurance financing

Effective July 31, 2018, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $54,701.55. The note bears an annual interest rate of 7.99% and requires the Company to make nine monthly payments of $4,435 over the term of the note. As of December 31, 2018, the obligation outstanding is $17,741.

Short term notes and advances

In September 2018, an investor interested in the then ongoing private placement of convertible notes (see below) advanced the Company $168,000 on an unsecured basis and then entered discussions with Company regarding the form of the note. As of December 31, 2018, the Company and the investor had not come to terms and the investor did not agree to the terms of the notes. The Company has treated the amount as an unsecured advance, due on demand. As of December 31, 2018 and the date of these financial statements, no demand had been made and the Company continues to negotiate with the investor.

In November 2018, a board member of the Company and several outside investors provided the Company with approximately $3.493 million in cash to be dispensed to an entity being setup by the investors with assistance from the Company, and which has yet to open a checking account, which will be primarily owned and controlled by the board member, upon that entity completing its setup and opening up of a checking account. The Company is currently treating the amounts tendered as undocumented advances, due on demand and non-interest bearing. The Company expects that the new venture will be setup in the near term and has therefore not recorded a premium or discount associated with the funds advanced as they would be immaterial.

In connection with the proposed investment in East Coast Packers, LLC (“ECP”), the Company entered into a promissory note in the principal amount of $1 million payable to ECP as part of its investment in the LLC. The promissory is payable in five installments commencing upon the effective date (the date of grant of license to engage in cannabis operations issuable by the government of the State of Florida), over the course of 1 year, with an interest rate of 1% per annum for the first six months, then increasing to 5.5% per annum for the remainder of the note period through maturity. In the event the LLC is denied the licenses necessary to operate, the note is cancelled in full.

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

Cash Flow

For the quarters ended December 31, 2018 and 2017

Net cash flows used in operating activities was $634,961 for the quarter ended December 31, 2018 as compared net cash flow used in operating activities to $505,430 for the quarter ended December 31, 2017, a change of $129,531.

●	Net cash flow used in operating activities for the quarter ended December 31, 2018 primarily reflected a net loss of $4,019,599 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $221,282, stock-based compensation expense of $1,600,575, non-cash interest $382,896 and convertible notes inducement expense of $823,900 offset by a change operating assets and liabilities consisting of an increase in deferred revenue of $324,152, a decrease in prepaid expenses of $207,012 and net changes in other operating liabilities of $473,124.

●	Net cash flow used in operating activities for the quarter ended December 31, 2017 primarily reflected a net loss of $687,843 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $75,688, stock-based compensation expense of $359,546, non-cash interest $3,854 offset by a change operating assets and liabilities consisting of an increase in deferred revenue of $282,229, a decrease in prepaid expenses of $77,658 and net changes in other operating liabilities of $52,104.

●	Net cash flow used in investing activities for the quarter ended December 31, 2018 amounted to $803,163 and consisted of 467,523 used in the development of leased properties including the expansion of rentable space, upgrading irrigation, ventilation, plumbing and electrical systems, and the purchase of property and equipment. Additionally, $300,703 was invested into North Las Vegas facility.

●	Net cash provided by financing activities was $4,470,863 for the quarter ended December 31, 2018 as compared to $2,823,730 for the quarter ended December 31, 2017. During the quarter ended December 31, 2018, we received proceeds from an advance from NVDRE of $300,000 and proceeds of $3,493,055 from Stem Venture Funds. Additionally, convertible debt proceeds of $735,000, note payable proceeds of $150,000, and offsets of $121,641 of payment on notes payable and $85,551 incurred for loan fee’s.

CRITICAL ACCOUNTING POLICIES

Principals of Consolidation

The accompanying consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly-owned subsidiaries, Stem Group Oklahoma, Inc., Stem Holdings Florida, Inc., Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, and Stem Agri, LLC. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. Our wholly owned subsidiaries had no operations, assets or liabilities as of December 31, 2018.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Stem since between October 1, 2018 and February 15, 2019:

	Security	No. Shares

Services	Common Stock	890,000
Compensation	Common Stock	209,895
Debt Conversion	Common Stock	1,236,113
Deposit for Acquisition	Common Stock	2,576,197
Transaction Fees	Common Stock	16,666

Total		4,928,871

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

STEM HOLDINGS, INC.

February 19, 2019	By:	/s/ Adam Berk
Adam Berk, President and Chief Executive Officer

