Form 10-Q
period 2019-03-31
Stem Holdings, Inc.
filed 2019-05-16
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2019

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X] Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There were 38,530,800 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 15, 2019.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

Stem Holdings, Inc.

Condensed Consolidated Statements of Financial Position

	As of	As of
	March 31,	September 30,
	2019	2018*
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,658,292	$761,351
Prepaid expenses and other current assets	1,357,361	993,618
Notes payable subscriptions receivable	-	150,000
Total current assets	10,015,653	1,904,970

Property and equipment, net	8,663,766	8,324,799

Other assets
Investment in equity method investees	9,196,167	1,301,166
Investment in affiliates	2,438,896	2,076,119
Deposits and other assets	5,571,951	165,663
Deferred rent	2,090,638	1,442,335
Total other assets	19,297,652	4,985,283

Total Assets	$37,977,071	$15,215,052

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$610,824	$511,007
Due to related parties	33,600	33,600
Convertible notes, net	1,253,278	2,194,790
Short term notes and advances	1,376,898	1,268,073
Advance from affiliate	300,000	-
Advances to be contributed to venture	1,999,000	-
Current portion of long-term notes	1,677,823	169,988
Total Current Liabilities	7,251,423	4,177,458

Long-term debt, net of short term portion	326,090	1,912,543
Total Liabilities	7,577,513	6,090,001

commitments and contingencies	-	-

Shareholders’ Equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of March 31, 2019	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of March 31, 2019	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; and 23,597,815 and 10,177,496 shares issued, issuable and outstanding as of March 31, 2019 and September 30, 2018 respectively	23,983	10,582
Additional paid-in capital	47,757,379	19,809,215
Accumulated deficit	(17,381,804)	(10,694,746)
Total equity	30,399,558	9,125,051
Total Liabilities and Shareholders’ Equity	$37,977,071	$15,215,052

* Derived from audited information

The accompanying notes are an integral part of these consolidated financial statements

Stem Holdings, Inc.

Unaudited Interim Condensed Consolidated Statement of Operations

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018

Revenues	$353,851	$309,960	$691,803	$619,789

Consulting fee’s	106,556	40,600	180,906	96,050
Professional fee’s	408,696	256,645	850,568	397,243
General and administration	943,795	445,870	1,802,577	878,238
Stock based compensation	1,162,729	338,454	2,763,306	698,000
Total expenses	2,621,776	1,081,569	5,597,357	2,069,531

Operating loss	$(2,267,925)	$(771,609)	$(4,905,554)	$(1,449,742)

Other income and expenses
Interest expense	(241,278)	(136,678)	(799,370)	(146,414)
Inducement cost	-	-	(823,900)	-
Interest income	21	49	43	75
Total other income	(241,257)	(136,629)	(1,623,227)	(146,339)

Income (Loss) from equity method investees	(158,277)	-	(158,277)	-

Net loss before income taxes	(2,667,459)	(908,238)	(6,687,058)	(1,596,081)
Provision for income taxes	-	-
Net loss for the period	$(2,667,459)	$(908,238)	$(6,687,058)	$(1,596,081)

Basic and diluted loss per common share	$(0.17)	$(0.11)	$(0.46)	$(0.22)
Basic and diluted weighted average common shares outstanding	15,398,732	7,961,410	14,656,989	7,271,240

The accompanying notes are an integral part of these consolidated financial statements.

STEM HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
Description	Shares	Amount	Capital	Deficit	Equity
Balance - September 30, 2018	10,177,496	10,582	$19,809,215	$(10,694,746)	$9,125,051

Stock Based Compensation	669,233	619	1,746,925		1,747,544
Common Stock issued for converted debt	1,430,556	1,431	2,573,570		2,575,001
Stock Issued for Canaccord Fee	16,666	17	34,982		34,999
Stock Issued for Acquisition	2,576,197	2,576	5,868,276		5,870,852
Common stock issued for options exercised	(15,662)	16	(16)		0
Debt Discount for warrants			84,000		84,000
Inducement for convertible debt			823,900		823,900
Issuance of canaccord warrants			483,498		483,498
Net loss				(4,019,599)	(4,019,599)
Balance - December 31, 2018	14,854,486	15,241	$31,424,350	$(14,714,345)	$16,725,246

Stock Based Compensation	493,329	492	1,289,210		1,289,702
Common Stock issued for Investment (South African Ventures)	8,250,000	8,250	14,016,750		14,025,000
Debt Discount for warrants			1,027,069		1,027,069
Net loss				(2,667,459)	(2,667,459)
Balance - March 31, 2019	23,597,815	23,983	$47,757,379	(17,381,804)	30,399,558

The accompanying notes are an integral part of these consolidated financial statements

Stem Holdings, Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flow

	For the Six Months Ended
	March 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss for the period	$(6,687,058)	$(1,596,081)
Adjustments to reconcile net loss to cash used in opereations
Stock-based compensation	2,763,306	698,000
Non-cash interest	590,918	92,499
Depreciation and amortization	456,728	193,338
Convertible notes inducement expense	823,900	-
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	(106,276)	84,943
Deferred revenue	(648,303)	(564,589)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	99,817	117,537
Net Cash Flows Used In Operating Activities	(2,706,968)	(974,353)

Cash Flows from Investing Activities:
Fixed asset purchases	(754,879)	(2,315,018)
Cash acquired in acquisition, net of cash transferred	4,756,945
Intangible property expenditures	-	(4,450)
Advances to related entities	-	-
Investment in equity method investees	(970,001)	-
Investment in affiliates	(361,677)	-
Deposits for leasehold improvements		(109,083)
Project Costs	(27,353)	-
Net Cash Flows used in Investing Activities	2,643,035	(2,428,551)
		.
Financing Activities:
Proceeds form the issuance of common shares	-	4,844,930
Proceeds from notes payable	-	750,000
Proceeds from advance from NVDRE	300,000
Proceeds from Stem Venture funds	3,493,055	-
Proceeds from West Coast Venture funds	1,999,000
Notes payable and advances proceeds	150,000
Proceeds fron convertible notes, net of fees paid	2,357,125	-
Cash paid from loan fees	(102,622)	-
Principle payments on notes payable	(235,684)	(164,778)
Net Cash Flows Provided By Financing Activities	7,960,874	5,430,152

Net increase in cash and cash equivalents	7,896,941	2,027,248
Cash and cash equivalents at beginning of period	761,351	391,389
Cash and cash equivalents at end of period	$8,658,292	$2,418,637

Supplemental cash flow information
Cash paid for interest	$119,013	$27,353
Cash paid for taxes	$-	$-
Non-Cash Supplemental information
Equipment purchased financed	$-	$21,749
Purchase of real estate with seller financing	$-	$1,200,000
Financed insurance	$265,893	$224,922
Project costs and construction deposits transferred to PP&E	$-	$90,000
Conversion of debt to equity	$2,575,000	$-
Transfer of deposit to fixed assets	$40,817	$-
Stock based compensation posted to prepaid expense	$1,625,000	$-
Deposit YMY stock	$450,000	$-
Deposit Yerba Oregon stock	$4,442,464	$-
Stock acquisition of South African Ventures	$14,025,000
Debt Discount from warrants and beneficial conversion features	1,911,933
Project costs paid in equity	$978,389	$-

The accompanying notes are an integral part of these consolidated financial statements.

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. The Company and Going Concern

Stem Holdings, Inc. (the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company purchases, improves, and leases properties for use in the cannabis production, distribution and sales industry as well as an investment in a cultivator providing cannabis and cannabis-infused products licensed under the laws of the state of Nevada. As of March 31, 2019, the Company has acquired 3 commercial properties and leased a fourth property and has entered into leases to related entities for these four properties.

The Company is also currently working towards acquiring additional entities and assisting certain joint ventures with obtaining licenses and permits for cannabis production, distribution and sale in additional US states and foreign countries. Should it be successful in these endeavors, the Company will transform into a multi-state and worldwide, vertically integrated, cannabis company that purchases, improves, leases, operates and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, California and Oklahoma. As of March 31, 2019, these potential partners had ownership interests in 26 state issued cannabis licenses including six (6) licenses for cannabis cultivation, three (3) licenses for cannabis production, five (5) licenses for cannabis processing, one (1) license for cannabis wholesale distribution, one (1) license for hemp production and ten (10) cannabis dispensary licenses.

Stem’s potential partner consumer brands are award-winning and nationally known, and include: cultivators, TJ’s Gardens and Yerba Buena; retail brands, Stem and TJ’s; infused product manufacturers, Cannavore and Supernatural Honey; and a CBD company, Dose-ology.

The Company has incorporated 6 wholly onwed subsidiaries –Stem Group Oklahoma, Inc., Stem Holdings Florida, Inc. Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, and Stem Agri, LLC.

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQB exchange under the symbol “STMH”.

Going Concern

These unaudited financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. While the recreational use of cannabis is legal under the laws of certain States, where the Company has and is working towards further finalizing the acquisition of entities or investment in entities that directly produce or sell cannabis, the use and possession of cannabis is illegal under United States Federal law for any purpose, by way of Title II of the Comprehensive Drug Abuse Prevention and Control Act of 1970, otherwise known as the Controlled Substances Act of 1970 (the “ACT”). Cannabis is currently included under Schedule 1 of the Act, making it illegal to cultivate, sell or otherwise possess in the United States.

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

These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Should the United States Federal Government choose to begin enforcement of the provisions under the Act, the Company through its wholly owned subsidiaries could be prosecuted under the Act and the Company may have to immediately cease operations and/or be liquidated upon its closing of the acquisition or investment in entities that engage directly in the production and or sale of cannabis.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might result from this uncertainty.

2. Summary of significant accounting policies

Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed financial statements included herein are unaudited. Such financial statements, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending September 30, 2019 or for any other period. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and because of this, for further information, readers should refer to the financial statements and footnotes included in our Form 10K for the fiscal year ended September 30, 2018 filed with the Securities and Exchange Commission on January 14, 2019. The Company believes that the disclosures are adequate to make the interim information presented not misleading.

Principals of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly-owned or controlled operating subsidiaries, Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, LLC., Stem Group Oklahoma, Inc. and Stem Holdings Florida, Inc. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

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

Real Estate Acquisition Valuation

All assets acquired and liabilities assumed in an acquisition of real estate are measured at their acquisition date fair values. The acquisition value of land, building and improvements are included in real estate investments on the accompanying consolidated balance sheets. Acquisition pursuit costs associated with asset acquisitions are capitalized. The Company has adopted ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as businesses acquisitions. As a result of adopting ASU 2017-01, real estate acquisitions did not meet the definition of a business combination and were deemed asset acquisitions, and the Company therefore capitalized its acquisition pursuit costs associated with these acquisitions.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and our deferred rents. As of March 31, 2019, the Company had deposits in a major financial institution in excess of the FDIC insurance limit of $250,000. As of March 31, 2019, the total amount exceeding such limit was $8,018,757 (see Note 12).

As of March 31, 2019, the Company had deferrals of rent due to free rent periods of approximately $2.1 million as it completes the buildout of three of its properties, which was finalized for all of the Company properties in the quarter ended March 31, 2019. Going forward into the quarter ended June 30, 2019 and beyond, the Company will derive payment of rents from all of its properties. The Company is currently in the process of acquiring the entities that it currently rents to and believes as of the date of these financial statements that it will acquire those entities (see Note 10).

Geographical Concentrations

As of March 31, 2019, the Company primarily rents to entities engaged in the production and sale of cannabis, which is only legal for recreational use in 10 states, with lesser legalization, such as for medical use in an additional 21 states, as of the time of these financial statements. In addition, the United States Congress has passed legislation, specifically the Agriculture Improvement Act of 2018 (also known as the “Farm Bill”) that has removed production and consumption of hemp and associated products from Schedule 1 of the Controlled Substances Act.

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

Earnings per share

The Company presents basic and diluted per share amounts (“EPS”) data for its common shares. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. The Company’s calculation of diluted net loss per share excludes potential common shares as of March 31, 2019 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

As of March 31, 2019, the Company has 6,544,742 shares issuable upon note conversion, options and warrants exercisable into the common stock of the Company outstanding.

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $18,880 for the six months ended March 31, 2018 and $25,222 for the six months ended March 31, 2019.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and is depreciated using the straight-line method over the assets’ estimated useful life as follows:

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

3. Property, Plant & Equipment

Property and equipment consisted of the following:

	March 31, 2019	September 30, 2018
Automobile	$18,275	$18,275
Signage	19,118	19,118
Furniture and equipment	1,317,785	1,199,303
Leasehold improvements	2,949,706	2,718,519
Buildings and property improvements	5,165,768	4,719,742
Land	300,000	300,000
Software and related	58,518	58,518

Subtotal	9,829,170	9,033,475

Accumulated depreciation and amortization	(1,165,404)	(708,676)
Property, plant and equipment, net	$8,663,766	$8,324,799

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

In January 2018, the Company acquired certain property located at 14336 South Union Hall Road, Mulino, Oregon 97042 for a total purchase price of approximately $1,555,500 which includes credits issued by the seller for prior rental payments and additional improvements on the property made by the Company. As part of the consideration for the purchase, the Company issued the seller a note for $1.2 million with a 2% interest rate and monthly payments beginning in July 2018 of $13,500 for a period of 19 months with a final balloon payment payable in January 2020 of approximately $957,000. The Company did not record a premium to the market rate of the note as it was immaterial at issuance.

Depreciation and amortization expense was $235,446 for the three months ended March 31, 2019 and $456,728 for the six months ended March 31, 2019. Depreciation and amortization expense was $193,339 for the six months ended March 31, 2018.

4. Deposits and other assets

Other long-term assets consisted of the following as of:

	March 31, 2019	September 30, 2018
Project costs	$1,015,741	$10,000
Deposits	113,746	155,662
Escrow shares for acquisition	4,442,464	-
	$5,571,951	$165,662

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

In November and December 2018, the Company determined that Milestone’s 2 and 3 had been reached within the Multi-Party agreement (see note 10) and therefore had issued 457,191 shares of its common stock, with a valuation of $978,883, in satisfaction of the requirement to issue common shares covering 20% of the cash expended by the seller to purchase and improve the property and is currently negotiating with the owner of the property, a director of the Company, in regards to an allocation of cash and mortgage principal in satisfaction of the purchase price of $4.395 million required, which the Company expects to close on in June 2019. This is included in Project Costs.

5. Investment in equity method investees

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. As of March 31, 2019, the Company paid $600,000 in cash for the real estate and not only fully funded its commitment but invested an additional $350,000 thousand in capital over and above its original obligation. NVD used the funds provided to date by the Company to construct a cannabis indoor grow building located near Las Vegas, Nevada and to continue the buildout of the property. The Company has no further commitment to fund the entity beyond its initial equity purchase commitment. NVD will lease its facilities upon completion to YMY Ventures, LLC (see below).

As of March 31, 2019, NVD finished its buildout and began operations. In the six months ended March 31, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand.

As of March 31, 2019, no amounts have been recorded as investee income or loss in the financial statements as the operations to date have been minimal during construction and would be immaterial.

For the period ending March 31, 2019, the Company has entered into a definitive agreement to acquire South African Ventures, Inc. (“SAV”). SAV is a joint venture with working capital at closing of $7,550,000 which included $5,750,000 in cash and $2,500,000 cash in escrow. Additionally, $700,000 is due as a subscription receivable. The JV has received preliminary approval to become the only licensed growing farm and processing plant for medical cannabis and industrial hemp (the “Facility”) in The Kingdom of eSwatini f/k/a Swaziland (“eSwatini”) for a minimum of 10 years. The consideration for the acquisition of SAV is 8,250,000 common shares of Stem, having a value of $14,025,000 based on Stem’s closing trading price on March 22, 2019.

As of March 31, 2019, no amounts have been recorded as investee income or loss in the financial statements as the entity has not begun operations and to date operations have been immaterial.

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY Ventures LLC (“YMY”). YMY is a startup operation located near Las Vegas, Nevada and owns a license for the production and sale of cannabis. The purchase price for the 50% interest is $750,000 with the first $375,000 paid into escrow upon signing, with the final $375,000 due upon closing, which under the agreement occurs when the license is transferred by the Nevada Department of Taxation and receipt of approval in transfer of ownership by the Division of Public and Behavioral Health of the City of North Las Vegas. As of March 31, 2019, the Company had funded the $375,000 into escrow and had provided the joint venture with additional funds primarily in the form of payments for work performed to acquire 4 licenses from the Nevada Department of Taxation in the amount of approximately $690,238. As of February 28, 2019, the Nevada Department of Taxation approved the change of ownership for four medical and recreational cultivation and production licenses held by YMY Ventures now owned by Stem Holdings, Inc. Pursuant to the agreement, the escrowed amount of $375,000 was released, however, the balance of $375,000 is being held and negotiated with the partners due to the additional funds over and above the original obligation to provide tenant improvements of $650,000. As of the date of the financial statements, a total $1,055,928 has been allocated to this project.

Prior to the current quarter, the Company had included this investment under “Due from Affiliates” on the balance sheet included in those financial statements. In addition, the Company had not recorded any of the investee activity, as under the acquisition agreement, should the entity fail to obtain the transfer of permits required under the laws of the State of Nevada, the investment by the Company was required to be unwound. In the quarter ended March 31, 2019, the investee was grated the transfer of all required licenses and permits by the state and local authorities. The Company now includes its investment under “Investment in equity method investees” in the balance sheet and has recorded its share of losses in the investee since inception, in the amount of $158,276 under the line item “Income (loss) from equity method investees” in the statement of operations in these financial statements.

6. Due from Affiliates

In July 2018, the Company entered into an agreement to acquire a 25% interest in East Coast Packers LLC (“ECP”) for the purchase price of $1.5 million, payable in the amount of $500,000 in cash at closing and a note for $1 million. All amounts are payable to ECP. At the time of closing, ECP was a dormant Florida LLC, but owned a citrus fruit dealer license active for the 2015-2016 growing season. This qualified ECP under newly enacted legislation in the state of Florida to apply for a license to produce and sell medical cannabis. Until such time as ECP is granted a medical cannabis license, the $500,000 paid into ECP may only be expended by ECP in acquiring a medical cannabis license. As of December 31, 2018 and the date of these financial statements, no license had been granted, however, the Company believes the license will be issued in FY 2019. In the event that ECP is unable to obtain the medical license, the agreement unwinds in full, the membership interest is returned to the seller and all amounts paid in not expended on the acquisition of the license are to be refunded to the Company along with cancellation of the $1 million note. Because the issuance of the license is outside the control of the Company and ECP and because the agreement unwinds in full in the event the license is not issued, this has not been recorded as an equity method investment as of March 31, 2019, but as a due from affiliate. In the event of the failure to obtain the license the approximately $500,000 cash investment is at risk.

As of March 31, 2019, the Company has advanced funds in the amount of approximately $154.000 to entities contained within the multi-party agreement on an unsecured due on demand basis.

In the quarter ended March 31, 2019, the Company began negotiations with a group of individuals active in another of the Company’s joint ventures to enter into a similar agreement to form a joint venture to construct and operate a new grow facility in the state of Oklahoma. The individuals mentioned above are expected to contribute their ownership of approximately 800,000 square foot nursery facility including land, while the Company will contribute the funding to construct the necessary cannabis grow facilities, which at this time is expected to be approximately $3 million. To date, the Company has advanced approximately $785,000 to the individuals and expects to finalize the negotiations and have a definitive joint venture agreement prior to the end of the quarter ended June 30, 2019.

7. Notes Payable and Advances

Equipment financing

In November 2017, the Company entered into a promissory note in the amount of $21,749 from a vendor of the Company to finance the acquisition of a security electronics system in one of its properties. The promissory note bears an interest rate of 18% per annum and also contains a 10% servicing fee. The note matures 24 months after issuance and is secured by certain security electronics purchased with proceeds of the note. This vendor is currently in a restructuring and is likely to go out of business. As of March 31, 2019, the Company has been notified that the vendor holding the note is in bankruptcy and during the quarter ended March 31, 2019, the Company withheld payment under the note. The obligation remains outstanding at $14,950 as of March 31, 2019. This is included in current portion of long-term debt and long-term debt line items in the balance sheet.

Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of March 31, 2019, the obligation outstanding is $11,062. No amount was recorded for the premium for the non-interest bearing feature of the note as it was immaterial. The note is secured by the equipment financed. This is included in current portion of long-term debt and long-term debt line items in the balance sheet.

Effective May 29, 2018, the Company entered into a 24-month premium finance agreement in consideration for a MT85 wide track loader in the principal amount of $27,844. The note bears no annual interest rate and requires the Company to make 24 monthly payments of $1,160 over the term of the note. As of March 31, 2019, the obligation outstanding is $17,403. No amount was recorded for the premium for the non-interest bearing feature of the note as it was immaterial. The note is secured by the equipment financed. This is included in current portion of long-term debt and long-term debt line items in the balance sheet.

Due to related parties

As of March 31, 2019, related parties had advanced cash and equipment, on a due on demand, unsecured and undocumented basis, to the Company in the amount of $33,600.

Insurance financing

In February 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $259,916. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $22,205 over the term of the note. As of March 31, 2019, the obligation outstanding is $199,845. This is included in the short-term notes and advances line item in the balance sheet.

Effective March 8, 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $5,975. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $513 over the term of the note. As of March 31, 2019, the obligation outstanding is $4,617. This is included in the short-term notes and advances line item in the balance sheet.

Effective July 31, 2018, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $54,701.55. The note bears an annual interest rate of 7.99% and requires the Company to make nine monthly payments of $4,435 over the term of the note. As of March 31, 2019, the obligation outstanding is $4,435. This is included in the short-term notes and advances line item in the balance sheet.

Short-term notes and advances

In September 2018, an investor interested in the then ongoing private placement of convertible notes (see below) advanced the Company $168,000 on an unsecured basis and then entered discussions with Company regarding the form of the note. As of March 31, 2019, the Company and the investor had come to terms and the investor agreed to the terms of the notes which has an interest rate of 8% payable quarterly and matures in one year.

As disclosed in Note 6, the Company entered into a promissory note in the principal amount of $1 million payable to ECP as part of its investment in the LLC. The promissory is payable in five installments commencing upon the effective date (the date of grant of license to engage in cannabis operations issuable by the government of the State of Florida), over the course of 1 year, with an interest rate of 1% per annum for the first six months, then increasing to 5.5% per annum for the remainder of the note period through maturity. In the event the LLC is denied the licenses necessary to operate, the note is cancelled in full.

Mortgages payable

On February 28, 2018, the Company executed a $550,000 mortgage payable on the Willamette property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began March 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on March 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $28,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company.

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

On January 16, 2018 the Company consummated a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. No amount was recorded for the premium for the below market rate feature of the note as it was immaterial. The note is secured by a deed of trust on the property. The Company performed an analysis and determined that the rate obtained was below market, however, no premium was recorded as the Company determined it was immaterial. At March 31, 2019, the balance of the obligation was $1,096,500.

8. Convertible debt

On March 14, 2019, the Company issued 962 special warrants (“CD Special Warrants”) in the second and final closing of a private offering (the “Offering”) at a price of CDN $1,000 per CD Special Warrant for aggregate gross proceeds of CDN $962,000. In connection with this offering, the Company issued the agents in such offering 5,600 convertible debenture special warrants (the “Broker CD Special Warrants”) as partial satisfaction of a selling commission.

On December 2018 and January 2019, the Company issued 3,121 convertible debenture special warrants (“CD Special Warrants”) in the first closing of the Offering at a price of CDN $1,000 per CD Special Warrant for aggregate gross proceeds of CDN $3,121,000. In connection with this offering, the Company issued the agents in such offering 52,430 convertible debenture special warrants (the “Broker CD Special Warrants”) as partial satisfaction of a selling commission.

Each CD Special Warrant will be exchanged (with no further action on the part of the holder thereof and for no further consideration) for one convertible debenture unit of the Company (a “Convertible Debenture Unit”), on the earlier of: (i) the third business day after the date on which both (A) a receipt (the “Receipt”) for a (final) prospectus (the “Qualification Prospectus”) qualifying the distribution of the Convertible Debentures (as defined below) and Warrants (as defined below) issuable upon exercise of the CD Special Warrants has been issued by the applicable securities regulatory authorities in the Canadian jurisdictions in which purchasers of the CD Special Warrants are resident (the “Canadian Jurisdictions”), and (B) a registration statement (the “Registration Statement”) registering the resale of the common shares underlying the Convertible Debentures and Warrants has been declared effective by the U.S. Securities and Exchange Commission (the “Registration”) ; and (ii) the date that is six months following the closing of the Offering. The Company has also provided certain registration rights to purchasers of the CD Special Warrants.

Each Convertible Debenture Unit is comprised of CDN $1,000 principal amount 8.0% senior unsecured convertible debenture (each, a “Convertible Debenture”) of the Company and 167 common share purchase warrants of the Company (each, a “Warrant”). Each Warrant entitles the holder to purchase one common share of the Company (each, a “Warrant Share”) at an exercise price of CDN $3.90 per Warrant Share for a period of 24 months following the closing of the Offering.

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

The brokered portion of the Offering (CDN $2,247,000) was completed by a syndicate of agents (collectively, the “Agents”). The Company paid the Agents a cash commission equal to 7.0% of the gross proceeds raised in the the brokered portion of the Offering. As additional consideration, the Company issued the Agents such number of non-transferable broker convertible debenture special warrants (the “Broker CD Special Warrants “) as is equal to 7.0% of the number of CD Special Warrants sold under the brokered portion of the Offering. Each Broker CD Special Warrant shall be exchanged, on the same terms as the CD Special Warrants, into broker warrants of the Company (the “Broker Warrants “). Each Broker Warrant entitles the holder to acquire one Convertible Debenture Unit at an exercise price of CDN $1,000, until the date that is 24 months from the closing date of the Offering. The distribution of the Broker Warrants issuable upon the exchange of the Broker CD Special Warrants shall also be qualified under the Qualification Prospectus and the resale of the common shares underlying the Broker Warrants will be registered under the Registration Statement. The Company also paid the lead agent a corporate finance fee equal to C$100,000, payable as to CDN $50,000 in cash and as to $50,000 in common shares of the Company at a price per share of CDN $3.00.

As part of the Offering, as of March 31, 2019, the Company incurred fees of approximately CDN $408,655 The Company valued the warrants granted as part of the units using the Black Scholes Merton option pricing model and determined that the value at grant was approximately $797,288. The significant assumptions used in the valuation are as follows:

Fair value of underlying common shares	$1.78 to 2.10
Exercise price (converted to USD)	$2.925
Dividend yield	-
Historical volatility	100.8 to 112.0%
Risk free interest rate	2.43 to 2.60%

The table below shows the net amount outstanding as of March 31, 2019, after unamortized discount and loan fees under the convertible notes:

Convertible Notes, Net of Discount
Convertible promissory note	$3,057,125
Unamortized debt discount and loan fees	(1,701,225)
Net amount	$1,355,900

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

Preferred shares

The Company has two series of preferred shares designated with no preferred shares issued and outstanding as of March 31, 2019.

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

Common Stock issuances for compensation:

In the six months ended March 31, 2019, as part of the fees associated with the Offering, the Company issued the lead broker 16,666 shares of its common stock and recorded professional fee expense of $34,999 as a result of this issuance.

In the six months ended March 31, 2019, the Company entered into several consulting agreements, and as part of these agreements agreed to issue a total of 875,000 shares of common stock in payment for consulting services to be provided to the Company over the following 12 to 18 months. The Company capitalized the amounts to prepaid expense and is amortizing the expense over the period of the respective agreement as part of stock-based compensation on the statement of operations. Through March 31, 2019, after accounting for the amortization of prepaids, $1,410,291 was included in stock-based compensation in the statement of operations.

In the six months ended March 31, 2019, the Company granted 287,562 shares of common stock to certain employees and board members. The Company capitalized the amounts to prepaid expense and is amortizing the expense over the period of the respective agreement as part of stock-based compensation on the statement of operations. Through March 31, 2019, after accounting for the amortization of prepaids, $748,500 was included in stock-based compensation in the statement of operations

In the six months ended March 31, 2019, the Company converted $1,430,556 of its convertible debt in exchange for 2,575,000 shares of the company’s common stock.

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

In November and December 2018, the Company determined that Milestone’s 2 and 3 had been reached within the Multi-Party agreement (see note 10) and therefore had issued 457,191 shares of its common stock, with a valuation of $978,389, in satisfaction of the requirement to issue common shares covering 20% of the cash expended by the seller to purchase and improve the property and is currently negotiating with the owner of the property, a director of the Company, in regards to an allocation of cash and mortgage principal in satisfaction of the purchase price of $4.395 million required, which the Company expects to close on in March 2019. This is included in Project Costs.

In November 2018, the Company issued 187,500 shares of its common stock, valued at $450,000, to acquire an option from the investors in YMY Ventures, LLC and NVD RE 5) to (1) purchase a property comprised of a land and building near Las Vegas, NV and (2) acquire the remaining 50% of YMY Ventures, LLC held by the option issuers and (3) to acquire 37.5% of NVD RE owned by the option issuers. The Company allocated the $450,000 for the option as $56,500 to acquire the land and building and has included that amount with Project Costs, $337,500 to acquire the remaining 50% of YMY Ventures, LLC to Investment in Investee Purchase Agreement above and $56,500 to acquire the 25% of NVD RE held by the option issuers to Investment in Investee Purchase Agreement above.

On March 25, 2019, the company acquired a 49 percent stake in a joint venture for 10 years having the only licensed growing farm and processing plant in the Kingdom of eSwatini. The consideration for the acquisition is 8,250,000 common shares of Stem, having a value of approximately $14,025,000

Option Issuances for compensation:

Stock based compensation for option awards are recognized on a straight-line basis over the service period for the entire contract and the amounts are capitalized to prepaid expense. All options are revalued at each reporting period until they are fully vested which may result in an expense or benefit to the company. As of the six months ended March 31,2019, the company recorded $459,764 of stock-based compensation.

During the six months ended March 31, 2019, the Company amended a previously issued consulting agreement, and as part of that agreement for professional services, agreed to issue a total of 75,000 options to purchase the common stock of the Company with having an exercise price of $1.80 per share and a term of 4 years. Pursuant to the agreement, all 75,000 options vested upon issuance. In addition, the agreement reduced the exercise price of the previously issued options under the original agreement down to $1.80 per share from the original exercise price of $2.40 per share. In total, the Company recorded option-based consulting expense of $144,750 as a result of these options.

The significant assumptions used to value the options granted in the three months ended March 31, 2019 are as follows:

Fair value of underlying common shares	$2.40
Exercise price	$1.80
Dividend yield	0.0%
Historical volatility	116.90%
Risk free interest rate	2.96%

Warrants issued for compensation

In the six months ended March 31, 2019, the Company issued a consultant a warrant to acquire 50,000 shares of its common stock as part of the compensation package within the consulting agreement. The warrant was issued with an exercise price of $2.40 per share and a term of 3 years.

In the six months ended March 31, 2019, the Company issued two consultants a warrant to acquire 500,000 shares each of its common stock as part of the compensation package within the consulting agreement. The warrant was issued with an exercise price of $3.00 per share and a term of 2 years.

In addition, the Company recorded compensation expense over the term of previously issued warrants to consultants with vesting periods in and after the current period end of March 31, 2019. Total expense recorded to stock-based compensation for these and the above warrant grants was $424,966 in the six months ended March 31, 2019.

10. Commitments and contingencies

As noted earlier in Note 1, the Company, through entities it invests in and is negotiating to acquire (see below) will be in the near future engaging in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, this also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. At the time the original lease was entered into, the Company had expected to close on significant subscriptions from its private placement. However, when those did not immediately materialize, the Company entered into an agreement with the landlord to cancel the lease and in addition, paid the landlord $15,000 not to rent out the property until such time the Company could enter into a new lease. In September 2016, the Company entered into a new 10-year lease with the landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017 and continues through November 31, 2026 at a rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of March 31, 2019, the total subrental income to be received by the Company over the life of the sublease is approximately $8.9 million.

In March 2018, the Company entered into a 3-year lease for the occupancy of the Company’s corporate office located in Boca Raton, Florida. The lease requires the Company to pay a base rental fee of $3,024 per month with yearly increases thereafter. All taxes, maintenance and utilities are billed separately.

During the six months ended March 31, 2019, the Company incurred total rent expense of $145,074. As of March 31, 2019, the Company has recorded a long-term asset for the straight lining of rent under the rental leases to the cannabis operators of approximately $2,090,638. As of the date of these financial statements, the Company is in negotiations to acquire the entities that lease its properties (see below).

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

Certain shareholders of the Company have organized entities that operate directly in the cannabis industry, and the Company leases its properties to these entities. In addition, the Multi Party Agreement has requirements for the purchase of certain properties from the related parties to the agreement upon certain milestones being reached. The Multi Party Agreement also requires that in the event that the US Government amends Title 21 of the United States Code, otherwise known as the Controlled Substances Act, to remove cannabis as a Schedule I drug, and the Company raises more than $10 million in equity and merger funding, the Company is required to enter into agreements to acquire those related entities and issue such equity that the shareholders of the related entities obtain 75% of the then issued and outstanding equity of the Company, regardless of the profitability or financial condition of the related entities at the time of their acquisition. At the time of these financial statements, the Company was in negotiations with these entities to amend the multiparty agreement in order to acquire the Company’s prior to removal of cannabis from Schedule 1 of the Act. The Company believes the acquisition of these entities will become probable in the near future in FY 2019. (see Note 12).

On July 16, 2018, the Company began trading its common stock under the ticker symbol “STEM” on the Canadian Securities Exchange (the “CSE”).

Property Rental Agreements

All of the income leases below are to entities that are related to the Company through common ownership.

1027 Willamette, Eugene, OR

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

Springfield, OR

In July 2017, the Company entered into a lease agreement for its property and warehouse building located at 800 N 42 nd street in Springfield, Oregon. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $64,640, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. Rent payments commence on the date the growing season ends, which the Company currently estimates will occur in September 2019, and thus expects payments to begin in January 2020. The Company has treated this period as a free rental period for accounting purposes.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

14336 S. Union Hall Road, Mulino, OR

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

7827 SE Powell, Portland, OR

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

12. Subsequent events

From April 1, 2019 through the date of these financial statements, the Company issued shares of its common stock in satisfaction of compensation provisions within certain consulting agreements.

On March 29, 2019 the company entered into a definitive agreement to acquire Western Coast Ventures, Inc. (“WCV). WCV has a working capital surplus of approximately $2,000,000 and has negotiated a joint venture (the “JV”) with ILCA Holdings, Inc. (“ILCA”). ILCA has been issued a limited Conditional Use Permit for a Marijuana Production Facility (a “MPF”) by the City of San Diego, California, which will only be granting a total of 40 MPFs. The consideration for the acquisition is expected to be 2,000,000 shares of Stem’s common stock, having a value of approximately $3,500,000 based on Stem’s closing trading price on March 29, 2019. After giving effect to the closing of the acquisition of WCV and the previously announced acquisition of South African Ventures, Inc., the former shareholders of WCV will own approximately 7.3% of the issued and outstanding shares of Stem. The acquisition of WCV is expected to be completed on or around April 12, 2019.The JV will consist of its own management team and with the personnel, expertise, and other resources necessary to construct the MPF. It is agreed that WCV will have a 51% interest in the JV, for an aggregate purchase price of $1,500,000. ILCA will hold the remaining 49% interest in the JV. ILCA previously invested $500,000 in the build-out and initial MPF permitting process. Stem anticipates the JV will finance the cost of construction of the MPF, estimated at $3.5 million, with its cash on hand and other non-dilutive sources of financing. The construction of the facility has begun and is estimated to be completed during the fourth quarter of 2019.Upon issuance of the final MPF permit and the completed construction, the JV will: (1) operate an advanced cannabis facility to grow and cultivate cannabis; (2) manufacture cannabis-derived products; and (3) distribute cannabis and cannabis-derived products state-wide throughout California.

April 2019, the company entered into a definitive term sheet indicating the principle terms of an acquisitive reorganization of Consolidated Ventures of Oregon, Inc., and Opco Holdings, Inc. Pursuant to the conditions of the merger consideration, the company issued an aggregate of 12,500,000 to the selling equity owners of which will stay in escrow until the definitive agreement is executed.

In April 2019, the Company was notified by its primary bank that the banking institution would no longer allow the Company to retain its accounts and was given 30 days to move all of its cash to another financial institution. As of the date of these financial statements, the Company has transferred part of its cash holdings to a local credit union in the state of Oregon and has transferred part of its cash holdings to a related entity owned by its CEO and Chairman of the Board that is essentially a dormant corporation that does not engage in cannabis activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding Stem Holdings, Inc. (the “Company” or “Stem”, also referred to as “us”, “we” or “our”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects, “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

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

For the year ended September 30, 2018, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the three and six months ended March 31, 2018 and 2019, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

OVERVIEW

Stem Holdings, Inc. (the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company purchases, improves, and leases properties for use in the cannabis production, distribution and sales industry as well as an investment in a cultivator providing cannabis and cannabis-infused products licensed under the laws of the state of Nevada. As of March 31, 2019, the Company has acquired 3 commercial properties and leased a fourth property and has entered into leases to related entities for these four properties.

The Company is also currently working towards acquiring additional entities and assisting certain joint ventures with obtaining licenses and permits for cannabis production, distribution and sale in additional US states and foreign countries. Should it be successful in these endeavors, the Company will transform into a multi-state and worldwide, vertically integrated, cannabis company that purchases, improves, leases, operates and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, California and Oklahoma. As of March 31, 2019, these potential partners had ownership interests in 26 state issued cannabis licenses including six (6) licenses for cannabis cultivation, three (3) licenses for cannabis production, five (5) licenses for cannabis processing, one (1) license for cannabis wholesale distribution, one (1) license for hemp production and ten (10) cannabis dispensary licenses.

Stem’s potential partner consumer brands are award-winning and nationally known, and include cultivators, TJ’s Gardens and Yerba Buena; retail brands, Stem and TJ’s; infused product manufacturers, Cannavore and Supernatural Honey; and a CBD company, Dose-ology.

The Company has incorporated 6 wholly owned subsidiaries –Stem Group Oklahoma, Inc., Stem Holdings Florida, Inc. Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, and Stem Agri, LLC.

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQB exchange under the symbol “STMH”.

Recent Developments

Cannabis is currently a Schedule I controlled substance under the Controlled Substances Act (CSA) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine, even though these persons are in compliance with state law.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. The new administration under President Trump could decide to strongly enforce the federal laws applicable to cannabis. See Justice Department Memo on Marijuana Enforcement discussed below. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not currently harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement policies of the federal government.

The Company and our licensed products will also be subject to a number of other federal, state and local laws, rules and regulations. We anticipate that our licensees and vendors will be required to manufacture our products in accordance with the Good Manufacturing Practices guidelines and will be subject to regulations relating to employee safety, working conditions, protection of the environment, and other items. The current administration has indicated that it will closely scrutinize the cannabis industry, in particular, recreational marijuana. Changes in laws, rules and regulations or the recall of any product by a regulatory authority, could have a material adverse effect on our business and financial condition.

Justice Department Memo on Marijuana Enforcement

Because of the inconsistencies in federal and state law, on January 4, 2018, the Department of Justice (DOJ) issued a memo on federal marijuana enforcement policy announcing what it deemed to be a return to the rule of law and the rescission of previous guidance documents which would include the so called Cole Memorandum. Since the passage of the Controlled Substances Act in 1970, Congress has generally prohibited the cultivation, distribution, and possession of marijuana. In the memorandum, Attorney General Jeff Sessions directs all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to marijuana activities. The DOJ asserts this return to the rule of law is also a return of trust and local control to federal prosecutors who know where and how to deploy Justice Department resources most effectively to reduce violent crime, stem the tide of the drug crisis, and dismantle criminal gangs.

“It is the mission of the Department of Justice to enforce the laws of the United States, and the previous issuance of guidance undermines the rule of law and the ability of our local, state, tribal, and federal law enforcement partners to carry out this mission,” said Attorney General Jeff Sessions. “Therefore, today’s memo on federal marijuana enforcement simply directs all U.S. Attorneys to use previously established prosecutorial principles that provide them all the necessary tools to disrupt criminal organizations, tackle the growing drug crisis, and thwart violent crime across our country.”

We intend to conduct rigorous due diligence to verify the legality of all activities that we engage in and ensure that our activities do not interfere with any of the enforcement priorities of the Department of Justice.

Industrial Hemp

Industrial hemp is now legal in the U.S., which advocates hope could eventually loosen laws around the popular marijuana extract CBD. The 2018 farm bill which legalized hemp including a variety of cannabis that does not produce the psychoactive component of marijuana. CBD, a non-psychoactive compound that has started to turn up in beverages, health products and pet snacks, among other products. Notwithstanding, the Food and Drug Administration has issued a statement that despite the new status of hemp, CBD is still considered a drug ingredient and remains illegal to add to food or health products without the agency’s approval. The FDA has ruled that some hemp ingredients, such as hulled hemp seeds, hemp seed protein and hemp seed oil, are safe in food and won’t require additional approvals.

The Farm Bill sets U.S. Government agricultural and food policy. The current version of the bill places industrial hemp, which is defined as a cannabis plant with under 0.3% of tetrahydrocannabinol (“THC”) under the supervision of the Agriculture Department and removes CBD from the purview of the Controlled Substances Act, which regulates marijuana. The law also “explicitly” preserved the Food and Drug Administration’s authority to regulate products containing cannabis, or cannabis-derived compounds.

Summary of Results

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018

Revenues	$353,851	$309,960
Net (loss)	$(2,667,459)	$(908,238)
Basic and diluted earnings (loss) per share	$(0.17)	$(0.11)

	Six Months	Six Months
	Ended	Ended
	March 31, 2019	March 31, 2018

Revenues	$691,803	$619,789
Net (loss)	$(6,687,058)	$(1,596,081)
Basic and diluted earnings (loss) per share	$(0.46)	$(0.22)

Comparison of the results of operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018

The Company had revenues during the three months ended March 31, 2019 of $353,851 compared with $309,960 for the comparable period of 2018, which primarily comprised straight lining the rent we expect from our four leases. Under US GAAP, our rental income from the properties is earned on a straight-line basis over the entire expected life of the rent agreement, including the free rent period we have provided until each lessor ends its cannabis growing season. As of March 31, 2019, only the Willamette Property lessor had begun cash payments under the lease. We expect the remaining three lessors to commence cash payments under their three leases in May 2019.

In the three months ended March 31, 2019, we incurred consulting costs of $106,556 compared to $40,600 in the comparable period of the prior year. We expended those fees as we have yet to build up a significant employee base and currently outsource certain tasks to consultants. We expect in the upcoming year to increase our consulting fees as we continue to grow, even though we do expect to increase staffing, as we do not expect that growth will be commensurate with our growth from operations in the near term.

In the three months ended March 31, 2019, we incurred professional fees of approximately $408,696 compared to $256,645 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services relating to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In the three months ended March 31, 2019, we incurred general and administrative costs of approximately $943,795 compared to $445,870, which included an increase in payroll, depreciation and amortization, insurance, rent expense and other general costs. We expect that these costs will increase as we increase our operations.

In the three months ended March 31, 2019, we incurred stock-based compensation of approximately $1,162,729 compared to $338,454 in the comparable period of the prior year, primarily the result of grants of stock and options to officers, directors and consultants. We expect that we will continue to use equity in the form of our common stock and options or warrants to compensate our employees and to reduce the cash compensation we will need to outlay to consultants in the upcoming year as we continue to grow our operations and devote our cash resources to acquiring new and improving our existing properties.

Comparison of the results of operations for the six months ended March 31, 2019 compared to the six months ended March 31, 2018

The Company had revenues during the six months ended March 31, 2019 of $691,803 compared with $619,789 for the comparable period of 2018, which primarily comprised straight lining the rent we expect from our four leases. Under US GAAP, our rental income from the properties is earned on a straight-line basis over the entire expected life of the rent agreement, including the free rent period we have provided until each lessor ends its cannabis growing season. As of March 31, 2019, only the Willamette Property lessor had begun cash payments under the lease. We expect the remaining three lessors to commence cash payments under their three leases in May 2019.

In the six months ended March 31, 2019, we incurred consulting costs of $180,906 compared to $96,050 in the comparable period of the prior year. We expended those fees as we have yet to build up a significant employee base and currently outsource certain tasks to consultants. We expect in the upcoming year to increase our consulting fees as we continue to grow, even though we do expect to increase staffing, as we do not expect that growth will be commensurate with our growth from operations in the near term.

In the six months ended March 31, 2019, we incurred professional fees of approximately $850,568 compared to $397,243 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services relating to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In six months ended March 31, 2019, we incurred general and administrative costs of approximately $1,802,577 compared to $878,238, These costs include payroll, depreciation and amortization, insurance, rent expense and other general costs. We expect that these costs will increase as we increase our operations.

In the six months ended March 31, 2019, we incurred stock-based compensation of approximately $2,763,306 compared to $698,000 in the comparable period of the prior year, primarily the result of grants of stock and options to officers, directors and consultants. We expect that we will continue to use equity in the form of our common stock and options or warrants to compensate our employees and to reduce the cash compensation we will need to outlay to consultants in the upcoming year as we continue to grow our operations and devote our cash resources to acquiring new and improving our existing properties.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of $8,658,292 as of March 31, 2019. Our primary uses of cash have been for salaries, fees paid to third parties for professional services, insurance, general and administrative expenses, and the acquisitions and development of rental properties and their improvement. All funds received have been expended in the furtherance of growing the business. We have received funds from financing activities such as from equity offerings and debt financing as well as the proceeds from advances to be contributed to new ventures. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our entry into the cultivation, production and sale of cannabis:
●	Acquisition and buildout of rental properties;
●	Addition of administrative and sales personnel as the business grows and
●	The cost of being a public company.

Subsequent to March 31, 2019, we have not raised any additional funds in our private placements. Our efforts to raise additional capital are ongoing and we expect to continue our efforts in the following quarters.

With respect to the company’s investments in the projects pertaining to the equity method investee’s and affiliates, we have committed that we need to spend $4,600,000 in expansion, buildout and improvements. These capital expenditures are contingent upon several factors including the Company obtaining financing for the development of the properties and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company.

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

Equipment financing

In November 2017, the Company entered into a promissory note in the amount of $21,749 from a vendor of the Company to finance the acquisition of a security electronics system in one of its properties. The promissory note bears an interest rate of 18% per annum and also contains a 10% servicing fee. The note matures 24 months after issuance and is secured by certain security electronics purchased with proceeds of the note. This vendor is currently in a restructuring and is likely to go out of business. As of March 31, 2019, the Company has been notified that the vendor holding the note is in bankruptcy and during the quarter ended March 31, 2019, the Company withheld payment under the note. The obligation remains outstanding at $14,950 as of March 31, 2019. This is included in current portion of long-term debt and long-term debt line items in the balance sheet.

Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of March 31, 2019, the obligation outstanding is $11,062. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed. This is included in current portion of long-term debt and long-term debt line items in the balance sheet.

Effective May 29, 2018, the Company entered into a 24-month premium finance agreement in consideration for a MT85 wide track loader in the principal amount of $27,844. The note bears no annual interest rate and requires the Company to make 24 monthly payments of $1,160 over the term of the note. As of March 31, 2019, the obligation outstanding is $17,403. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed. This is included in current portion of long-term debt and long-term debt line items in the balance sheet.

Due to related parties

As of March 31, 2019, related parties had advanced cash and equipment, on a due on demand, unsecured and undocumented basis, to the Company in the amount of $33,600.

Insurance financing

In February 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $259,916. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $22,205 over the term of the note. As of March 31, 2019, the obligation outstanding is $199,845. This is included in the short-term notes and advances line item in the balance sheet.

Effective March 8, 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $5,975. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $513 over the term of the note. As of March 31, 2019, the obligation outstanding is $4,617. This is included in the short-term notes and advances line item in the balance sheet.

Effective July 31, 2018, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $54,701.55. The note bears an annual interest rate of 7.99% and requires the Company to make nine monthly payments of $4,435 over the term of the note. As of March 31, 2019, the obligation outstanding is $4,435. This is included in the short-term notes and advances line item in the balance sheet.

Short-term notes and advances

In September 2018, an investor interested in the then ongoing private placement of convertible notes (see below) advanced the Company $168,000 on an unsecured basis and then entered discussions with Company regarding the form of the note. As of March 31, 2019, the Company and the investor had come to terms and the investor agreed to the terms of the notes which has an interest rate of 8% payable quarterly and matures in one year.

As disclosed in Note 6, the Company entered into a promissory note in the principal amount of $1 million payable to ECP as part of its investment in the LLC. The promissory is payable in five installments commencing upon the effective date (the date of grant of license to engage in cannabis operations issuable by the government of the State of Florida), over the course of 1 year, with an interest rate of 1% per annum for the first six months, then increasing to 5.5% per annum for the remainder of the note period through maturity. In the event the LLC is denied the licenses necessary to operate, the note is cancelled in full.

Mortgages payable

On February 28, 2018, the Company executed a $550,000 mortgage payable on the Willamette property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began March 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on March 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $28,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company.

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

On January 16, 2018 the Company consummated a “Contract for Sale” for a Farm Property in Mulino, OR (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. No amount was recorded for the premium for the below market rate feature of the note as it was immaterial. The note is secured by a deed of trust on the property. The Company performed an analysis and determined that the rate obtained was below market, however, no premium was recorded as the Company determined it was immaterial.

Cash Flow

For the six months ended March 31, 2019 and 2018

Net cash flows used in operating activities was $2,706,968 for the six months ended March 31,2019 as compared net cash flow used in operating activities to $974,353 for the quarter ended March 31, 2018, a change of $1,732,615.

● Net cash flow used in operating activities for the six months ended March 31, 2019 primarily reflected a net loss of $6,687,058 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $456,728, stock-based compensation expense of $2,763,306, non-cash interest $590,918 and convertible notes inducement expense of $823,900 offset by a change operating assets and liabilities consisting of an increase in deferred revenue of $648,303, an increase in prepaid expenses of $106,276 and net changes in other operating liabilities of $99,817.

● Net cash flow used in operating activities for the six months ended March 31, 2019 primarily reflected a net loss of $1,596,081 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $193,338, stock-based compensation expense of $698,000, non-cash interest $92,499 offset by a change operating assets and liabilities consisting of an increase in deferred revenue of $564,589, a decrease in prepaid expenses of $84,943 and net changes in other operating liabilities of $117,537.

● Net cash flow used in investing activities for the six months ended March 31, 2019 amounted to $2,643,035 and consisted of $754,879 used in the development of leased properties including the expansion of rentable space, upgrading irrigation, ventilation, plumbing and electrical systems, and the purchase of property and equipment. Additionally, $970,001and $361,677 consisted of both equity method and advances in investments in affiliates, and the procurement of cash through an acquisition for stock.

● Net cash provided by financing activities was $7,960,874 for the six months ended March 31, 2019 as compared to $5,430,152 for the six months ended March 31, 2018. During the six months ended March 31, 2019, we received proceeds from an advance from NVDRE of $300,000 and proceeds of $3,493,055 related to Stem Venture Funds and $1,999,000 related to West Coast Ventures. Additionally, convertible debt proceeds of $2,357,125, note payable proceeds of $150,000, and offsets of $235,684 of payment on notes payable and $102,622 incurred for loan fees.

CRITICAL ACCOUNTING POLICIES

Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed financial statements included herein are unaudited. Such financial statements, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending September 30, 2019 or for any other period. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and because of this, for further information, readers should refer to the financial statements and footnotes included in our Form 10K for the fiscal year ended September 30, 2018 filed with the Securities and Exchange Commission on January 14, 2019. The Company believes that the disclosures are adequate to make the interim information presented not misleading.

Principals of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly-owned or controlled operating subsidiaries, Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, LLC., Stem Group Oklahoma, Inc. and Stem Holdings Florida, Inc. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

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

January 16, 2018 the Company consummated a “Contract for Sale” for a Farm Property in Mulino, OR (the “Mulino Property”). The purchase price is $1,700,000 which is reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and a additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full.

Property Rental Agreements

1027 Willamette, Eugene, OR

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

Springfield Suites, Springfield, OR

In July 2017, the Company entered into a lease agreement for its property and warehouse building located at 800 N 42nd street in Springfield, Oregon. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $64,640, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. Rent payments commence on the date the growing season ends, which the Company currently estimates will occur in August 2019, and thus expects payments to begin in September 2019. The Company has treated this period as a free rental period for accounting purposes. At the time rental payments begin, the total of base rent and additional rent will not be less than $1.00 per foot for light assisted greenhouse and $.25 per usable square foot for un-light assisted greenhouse or outdoor grow space.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

14336 S. Union Hall Road, Mulino, OR

In July 2017, the Company entered into a lease agreement for its property located at 14336 South Union Hall Road in Mulino, Oregon. The lease agreement is for a term of ten years (see note below) and a monthly rent obligation of $18,750, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes shall be paid by the Tenant and insurance costs paid by the Company. Rent payments will begin at the of the first growing season, which the Company currently estimates will occur in August 2019, and thus payments will commence in September 2019. The Company expects to treat such period as a free rental period for accounting purposes. At the time rental payments begin, the total of base rent and additional rent will not be less than $1.00 per foot for light assisted greenhouse and $.25 per usable square foot for un-light assisted greenhouse or outdoor grow space.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

7827 SE Powell, Portland, OR

In July 2017, the Company entered into a lease agreement for its acquired property located at 7827 SE Powell Blvd. in Portland, Oregon. The lease agreement is for a term of ten years and a monthly rent obligation of $6,523, subject to annual increases of 3% per year. Maintenance and real property taxes shall be paid by the Tenant and insurance paid by the Company. Additional rents will be added to pay landlord back for tenant improvements by the end of the first term of the lease, payments will include annual interest at 12% compounded monthly. Rent payments commence on the date the growing season ends, which the Company currently estimates will occur in June 2019, and thus expects payments to begin in September 2019. The Company has treated this period as a free rental period for accounting purposes. Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

During the six months ended March 31, 2019, the Company incurred total rent expense of $145,074. As of March 31, 2019, the Company has recorded a long-term asset for the straight lining of rent under the rental leases to the cannabis operators of approximately $2,090,638.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Stem since between January 1, 2019 and May 13, 2019:

	Security	No. Shares

Services	Common Stock	200,000
Compensation	Common Stock	47,343
Debt Conversion	Common Stock	255,556
Acquisitions	Common Stock	15,060,475

Total		15,563,374

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

STEM HOLDINGS, INC.

May 16, 2019	By:	/s/ Adam Berk
Adam Berk, President and Chief Executive Officer

