Form 10-Q
period 2019-06-30
Stem Holdings, Inc.
filed 2019-08-14
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2019

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

There were 39,595,500 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 9, 2019.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

Stem Holdings, Inc.

Condensed Consolidated Statements of Financial Position

	As of	As of
	June 30,	September 30,
	2019	2018*
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,774,731	$761,351
Accounts receivable – related parties	567,519
Prepaid expenses and other current assets	3,905,543	993,618
Notes payable subscriptions receivable	-	150,000
Total current assets	10,247,793	1,904,970

Property and equipment, net	8,665,097	8,324,799

Other assets
Investment in equity method investees	12,229,761	1,301,166
Investment in affiliates	1,719,784	2,076,119
Investment	500,000	-
Deposits and other assets	4,952,820	165,663
Deferred rent	2,145,051	1,442,335
Intellectual property, net	342,708	-
Total other assets	21,890,124	4,985,283

Total Assets	$40,803,014	$15,215,052

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$670,148	$511,007
Due to related parties	16,500	33,600
Convertible notes, net	1,443,855	2,194,790
Short term notes and advances	1,308,754	1,268,073
Advance from affiliate	300,000	-
Current portion of long-term notes	1,642,313	169,988
Total Current Liabilities	5,381,570	4,177,458

Long-term debt, net of short term portion	321,133	1,912,543
Total Liabilities	5,702,703	6,090,001

commitments and contingencies	-	-

Shareholders’ Equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of June 30, 2019	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of June 30, 2019	-	-
Common stock; $0.001 par value; 300,000,000 shares authorized; and 41,645,504 and 10,177,496 shares issued, issuable and outstanding as of June 30, 2019 and September 30, 2018 respectively	42,031	10,582
Additional paid-in capital	56,132,733	19,809,215
Accumulated deficit	(21,074,453)	(10,694,746)
Total equity	35,100,311	9,125,051
Total Liabilities and Shareholders’ Equity	$40,803,014	$15,215,052

The accompanying notes are an integral part of these consolidated financial statements

* Derived from audited information

Stem Holdings, Inc.

Unaudited Interim Condensed Consolidated Statement of Operations

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018

Revenues – related parties	$621,933	$324,152	$1,313,736	$943,941
Cost of goods sold	258,001	-	258,001	-
Gross Profit	363,932	324,152	1,055,735	943,941

Consulting fee’s	115,563	67,900	296,469	163,950
Professional fee’s	417,940	112,062	1,268,508	509,305
General and administration	1,036,400	680,456	2,838,977	1,558,694
Stock based compensation	1,911,972	4,286,938	4,675,278	4,984,938
Total expenses	3,481,875	5,147,356	9,079,232	7,216,887

Operating loss	$(3,117,943)	$(4,823,204)	$(8,023,497)	$(6,272,946)

Other income and expenses
Interest expense	(305,989)	(65,836)	(1,105,358)	(212,249)
Inducement cost	-	-	(823,900)	-
Interest income	6	279	47	353
Gain on forgiveness of debt	40,385	-	40,385	-
Total other income	(265,598)	(65,557)	(1,888,826)	(211,896)

Income (Loss) from equity method investees	(309,107)	-	(467,384)	-

Net loss before income taxes	(3,692,648)	(4,888,761)	(10,379,707)	(6,484,842)
Provision for income taxes	-	-	-	-
Net loss for the period	$(3,692,648)	$(4,888,761)	$(10,379,707)	$(6,484,842)

Basic and diluted loss per common share	$(0.10)	$(0.55)	$(0.48)	$(0.83)
Basic and diluted weighted average common shares outstanding	36,221,702	8,851,791	21,667,002	7,796,141

The accompanying notes are an integral part of these consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
Description	Shares	Amount	Capital	Deficit	Equity
Balance - September 30, 2018	10,177,496	10,582	$19,809,215	$(10,694,746)	$9,125,051

Stock Based Compensation	669,233	619	1,746,925		1,747,544
Common Stock issued for converted debt	1,430,556	1,431	2,573,570		2,575,001
Stock Issued for Canaccord Fee	16,666	17	34,982		34,999
Stock Issued for Acquisition	2,576,197	2,576	5,868,276		5,870,852
Common stock issued for options exercised	(15,662)	16	(16)		0
Debt Discount for warrants			84,000		84,000
Inducement for convertible debt			823,900		823,900
Issuance of canaccord warrants			483,498		483,498
Net loss				(4,019,599)	(4,019,599)
Balance - December 31, 2018	14,854,486	15,241	$31,424,350	$(14,714,345)	$16,725,246

Stock Based Compensation	493,329	492	1,289,210		1,289,702
Common Stock issued for Investment (South African Ventures)	8,250,000	8,250	14,016,750		14,025,000
Debt Discount for warrants			1,027,069		1,027,069
Subscriptions Receivable
Net loss				(2,667,459)	(2,667,459)
Balance - March 31, 2019	23,597,815	23,983	$47,757,379	(17,381,804)	30,399,558

Stock Based Compensation	886,929	887	1,711,466		1,712,353
Common Stock issued for Investment (West Coast Ventures)	2,500,000	2,500	4,432,500		4,435,000
Common Stock issued for Acquisition (Yerba Buena)	560,760	560	(580,012)		(579,452)
Common Stock issued for Acquisition (CVO)	3,173,793	3,174	-		3,174
Common Stock issued for Acquisition (OPCO Holdings)	9,326,207	9,327	-		9,327
Common Stock to be issued for officers employment agreement	1,600,000	1,600	2,811,400		2,813,000
Net loss				(3,692,649)	(3,692,649)
Balance - June 30, 2019	41,645,504	$42,031	$56,132,733	(21,074,453)	35,100,311

The accompanying notes are an integral part of these consolidated financial statements

Stem Holdings, Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flow

	For the Nine Months Ended
	June 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss for the period	$(10,379,707)	$(6,484,842)
Equity method investee losses	467,386	-
Net loss before equity method investment	$(9,912,321)	$(6,484,842)
Adjustments to reconcile net loss to cash used in operations
Stock-based compensation	4,675,278	4,984,937
Non-cash interest	781,495	92,499
Depreciation and amortization	698,797	357,391
Convertible notes inducement expense	823,900	-
(Increase) decrease in operating assets:
Accounts receivable	(567,519)	-
Prepaid expenses and other assets	(73,396)	140,119
Deferred revenue	(702,716)	(850,572)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	159,141	67,459
Net Cash Flows Used In Operating Activities	(4,117,341)	(1,693,009)

Cash Flows from Investing Activities:
Fixed asset purchases	(905,387)	(4,638,882)
Cash acquired in acquisition of investees and others	9,550,000	-
Intangible property expenditures	(350,000)	(6,328)
Advances to related entities	(218,059)	-
Investment in equity method investees	(1,478,685)	-
Advances and investment in cost method investees	(830,000)
Return of advances from cost method investees	330,000
Deposits for potential acquisition	-	(375,000)
Deposits for leasehold and building improvements	-	(187,076)
Project Costs	(27,353)	-
Net Cash Flows Provided By (Used In) Investing Activities	6,070,516	(5,207,286)

Financing Activities:
Proceeds from the issuance of common shares	-	6,630,873
Proceeds from notes payable	150,000	2,564,000
Proceeds from advance from NVDRE	300,000	-
Proceeds from convertible notes, net of fees paid	3,057,125	-
Cash paid from loan fees	(102,622)	-
Principle payments on notes payable	(344,298)	(237,206)
Net Cash Flows Provided By Financing Activities	3,060,205	8,957,667

Net increase in cash and cash equivalents	5,013,380	2,057,372
Cash and cash equivalents at beginning of period	761,351	391,389
Cash and cash equivalents at end of period	$5,774,731	$2,448,761

Supplemental cash flow information
Cash paid for interest	$-	$119,750
Cash paid for taxes	$-	$-
Non-Cash Supplemental information
Equipment purchased financed	$-	$63,477
Purchase of real estate with seller financing	$-	$1,200,000
Financed insurance	$265,893	$234,796
Project costs and construction deposits transferred to PP&E	$-	$247,453
Stock issued for services capitalized	$4,506,796	$804,000
Conversion of debt to equity	$2,575,000	$-
Transfer of deposit to fixed assets	$126,417	$-
Deposit YMY stock	$450,000	$-
Deposit Yerba Oregon stock	$4,215,332	$-
Deposit CVO and Opco stock	$12,500	$-
Stock acquisition of South African Ventures	$14,025,000	$-
Stock acquisition of Western Coast Ventures	$4,435,000	$-
Debt Discount from warrants and beneficial conversion features	1,911,933	$-
Project costs paid in equity	$978,389	$-

The accompanying notes are an integral part of these consolidated financial statements.

Stem Holdings, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. The Company and Going Concern

Stem Holdings, Inc. (“Stem” or the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company is a multi-state, vertically integrated, cannabis company that purchases, improves, leases, operates and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, California and Oklahoma. As of June 30, 2019, Stem had ownership interests in 26 state issued cannabis licenses including six (6) licenses for cannabis cultivation, three (3) licenses for cannabis production, five (5) licenses for cannabis processing, one (1) license for cannabis wholesale distribution, one (1) license for hemp production and ten (10) cannabis dispensary licenses.

Stem’s partner consumer brands are award-winning and nationally known, and include: cultivators, TJ’s Gardens and Yerba Buena; retail brands, Stem and TJ’s; infused product manufacturers, Cannavore and Supernatural Honey; and a CBD company, Dose-ology. As of June 30, 2019, the Company has acquired three commercial properties and leased a fourth property, all in Oregon, and has entered into leases to related entities for these four properties (see Note 10). As of June 30, 2019, the buildout of these properties to support cannabis related operations was either complete or near completion.

The Company has recently incorporated six wholly-owned subsidiaries –Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, LLC., Stem Group Oklahoma, Inc. and Stem Holdings Florida, Inc. Stem, through its subsidiaries, is currently in the process of finalizing the investment in and acquisition of entities that engage directly in the production and sale of cannabis, thereby transitioning from a real estate company, with a focus on cannabis industry tenants, to a vertically integrated, multi-state cannabis operating company.

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQB exchange under the symbol “STMH”.

Going Concern

These unaudited financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. Since inception, the Company has experienced continuing losses since inception. As of June 30, 2019, the Company has an accumulated deficit of approximately $21 million. In addition, while the Company has working capital of approximately $4.8 million together with $5.8 million in cash on hand, its cash flows used in operations for the nine months ended June 30, 2019 exceeded $4.1 million. The Company to date has raised substantial amounts from debt and equity offerings and more recently, the Company has increased its cash holdings through acquisition of entities starting up in the cannabis and CBD space with substantial cash positions, and the Company plans on raising additional cash in the future through these means. However, the Company currently has no committed offerings of either additional debt or equity in order to increase its current cash position. In addition, the entities that the Company has acquired to date in the fiscal year ended September 30, 2019 require significant additional investments, either to continue their buildouts or to acquire the licenses along with the then needed buildout within their respective jurisdictions, which commitments if they required to be satisfied by the Company in the near future, are in excess of its current cash position.

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

These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Should the Company be unable to raise additional funds through equity, debt or acquisitions or should the United States Federal Government choose to begin enforcement of the provisions under the Act, the Company through its wholly owned subsidiaries could be prosecuted under the Act and the Company may have to immediately cease operations and/or be liquidated upon its closing of the acquisition or investment in entities that engage directly in the production and or sale of cannabis.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and our deferred rents. As of June 30, 2019, the Company had deposits in a major financial institution in excess of the FDIC insurance limit of $250,000. As of June 30, 2019, the total amount exceeding such limit was $5,524,731(see Note 12).

As of June 30, 2019, the Company had deferrals of rent due to free rent periods of approximately $2.1 million. The Company is currently in the process of acquiring the entities that it currently rents to and believes as of the date of these financial statements that it will acquire those entities.

Geographical Concentrations

As of June 30, 2019, the Company primarily rents to entities engaged in the production and sale of cannabis, which is only legal for recreational use in 11 states and DC, with lesser legalization, such as for medical use in an additional 22 states and DC, as of the time of these financial statements. In addition, the United States Congress has passed legislation, specifically the Agriculture Improvement Act of 2018 (also known as the “Farm Bill”) that has removed production and consumption of hemp and associated products from Schedule 1 of the Controlled Substances Act.

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

Earnings per share

The Company presents basic and diluted per share amounts (“EPS”) data for its common shares. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. The Company’s calculation of diluted net loss per share excludes potential common shares as of June 30, 2019 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

As of June 30, 2019, the Company has 7,235,552 shares issuable upon note conversion, options and warrants exercisable into the common stock of the Company outstanding.

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $32,038 for the nine months ended June 30, 2019 and $36,612 for the nine months ended June 30, 2018.

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

Intellectual Property

Intellectual property are stated at the historical cost and amortized on a straight-line basis over their expected useful life which varies from 3 to 10 years. An adjustment is made for any future impairment. Typical marketing and customer-related assets include trademarks, trade names, service marks, collective marks, certification marks, customer lists, order or production backlogs, customer contracts and the related customer relationships. The contract and technology-based intangible assets are normally licensing and royalty agreements or patented technology and trade secrets such as confidential formulas, processes or recipes.

3. Property, Plant & Equipment

Property and equipment consisted of the following:

	June 30, 2019	September 30, 2018
Automobile	$18,275	$18,275
Signage	19,118	19,118
Furniture and equipment	1,363,171	1,199,303
Leasehold improvements	2,958,140	2,718,519
Buildings and property improvements	5,348,057	4,719,742
Land	300,000	300,000
Software and related	58,518	58,518

Subtotal	10,065,279	9,033,475

Accumulated depreciation and amortization	(1,400,182)	(708,676)
Property, plant and equipment, net	$8,665,097	$8,324,799

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

Depreciation and amortization expense was $691,505 for the nine months ended June 30, 2019 and $353,526 for the nine months ended June 30, 2018. Depreciation and amortization expense was $234,777 for the three months ended June 30, 2019 and $160,187 for the three months ended June 30, 2018.

4. Intellectual Property

On April 8, 2019, pursuant to the Interim Closing Agreement with Yerba Oregon, LLC, the Company certain intellectual property of Yerba Oregon, LLC for payment of $350,000. The intellectual property acquired by the Company included: Seller’s trademarks, copyrights, trade secrets, software, and other intangible assets such as tradenames, internet domains, telephone numbers, e-mail addresses, and other similar items, together with associated listings and registrations.

Amortization expense was for the period ending June 30, 2019 was $7,292.

5. Deposits and other assets

Other long-term assets consisted of the following as of:

	June 30, 2019	September 30, 2018
Project costs	$1,015,741	$10,000
Deposits	59,245	155,662
Escrow shares for acquisition	3,877,834	-
	$4,952,820	$165,662

In October 2018, the Company entered into an Asset Purchase Agreement (“APA”) to acquire certain assets and assume certain liabilities of Yerba Oregon, LLC. The purchase price for the assets and assumption of liabilities is the greater of $4.613 million or multiples of 2018 and 2019 EBITDA of Yerba Oregon LLC, as required under the APA. Payment of the purchase price is as follows upon successful closing of the APA: $350,000 in cash at closing, a promissory note in the amount of $400,000 and the remainder in common shares of the Company based on the lesser of 85% of the average closing price of the stock as traded in the over the counter market 30 days prior to closing or $2.40 per share. The Company deposited into escrow with an attorney, upon signing the APA, 1,931,506 shares of its common stock, which were valued at $4,215,332. Closing of the APA is subject to certain requirements, including the issuance of state and local licenses, which is outside the control of the Company and the seller, which as of the date of these financial statements, had yet to be issued. Yerba Oregon, LLC operates a wholesale cannabis production and sales operation in the state of Oregon. The Company closed on the acquisition of Yerba Oregon, LLC in July 2019

In November and December 2018, the Company determined that Milestone’s 2 and 3 had been reached within the Multi-Party agreement (see below) and therefore had issued 457,191 shares of its common stock, with a valuation of $978,883, in satisfaction of the requirement to issue common shares covering 20% of the cash expended by the seller to purchase and improve the property and is currently negotiating with the owner of the property, a director of the Company, in regards to an allocation of cash and mortgage principal in satisfaction of the purchase price of $4.395 million required. This is included in Project Costs.

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur, additional real estate assets held by entities related to those shareholders. The Agreement also gives the Company the right of first refusal in regard to certain properties owned by the persons and entities affiliated with the parties of the Agreement so long as certain targets are met. That agreement is currently under re-negotiation. In the quarter ended June 30, 2019, the Company deposited into escrow 12,500,000 shares of its common stock as it is currently negotiating to acquire the set of entities that include Consolidated Ventures of Oregon, LLC (“CVO”) and Opco Holdings, LLC (“Opco”) which comprise the entities within the Multi Party Agreement. In addition, the Company is also currently negotiation with the owners of certain properties contained within the Multi Party Agreement. The Company and owners of CVO and Opco need to finalize their agreements, which has not yet occurred as of June 30, 2019 or the date of these financial statements, however, the Company does believe it will complete the acquisition in the current calendar year. Should the acquisition be completed, the Company will no longer be engaged primarily in property rental operations, but will take over the operations of its primary renters, which is the cultivation, production and sale of cannabis and related productions. Because CVO and Opco are related to the Company, should the acquisition occur, it will not be accounted for as a business combination at fair value under the codification sections of ASC 805. The assets and liabilities will transfer at their historical cost and the company will include the operations of CVO and Opco for all periods presented and the rental revenue recorded by the Company will eliminate in full with the rental expense recorded by CVO and Opco. The Company has therefore recorded the par value of the shares issued to the escrow of $12,500 as of June 30, 2019.

6. Investment in equity method investees

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. As of June 30, 2019, the Company paid $600,000 in cash for the real estate and not only fully funded its commitment, but invested an additional $377,000 thousand in capital over and above its original obligation. NVD used the funds provided to date by the Company to construct a cannabis indoor grow building located near Las Vegas, Nevada and to continue the buildout of the property. The Company has no further commitment to fund the entity beyond its initial equity purchase commitment. NVD leases its facilities to YMY Ventures, LLC (see below). The gross investment in NVD as of June 30, 2019, before investee losses was approximately $1.66 million. As of June 30, 2019, approximately $8,000 in losses have been recorded as investee loss in the financial statements.

In the nine months ended June 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand.

For the period ending June 30, 2019, the Company has entered into a definitive agreement to acquire South African Ventures, Inc. (“SAV”). SAV is a joint venture with working capital at closing of $7,550,000 which was cash that was transferred to the Company. Additionally, $700,000 is due as a subscription receivable. The JV has received preliminary approval to become the only licensed growing farm and processing plant for medical cannabis and industrial hemp (the “Facility”) in The Kingdom of eSwatini f/k/a Swaziland (“eSwatini”) for a minimum of 10 years. The consideration for the acquisition of SAV was 8,250,000 common shares of the Company, having a value of $14,025,000 based on the closing trading price on March 22, 2019. The Company has recorded $6,475,000 as the value of the investment. As of June 30, 2019, no amounts have been recorded as investee income or loss in the financial statements as the entity has not begun operations and to date operations have been immaterial.

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY Ventures LLC (“YMY”). YMY is a startup operation located near Las Vegas, Nevada and owns licenses for the production and sale of cannabis. The purchase price for the 50% interest was $750,000 with the first $375,000 paid into escrow upon signing, with the final $375,000 due upon closing, which under the agreement occurs when the license is transferred by the Nevada Department of Taxation and receipt of approval in transfer of ownership by the Division of Public and Behavioral Health of the City of North Las Vegas. As of June 30, 2019, the Company had funded the $375,000 into escrow and had provided the joint venture with additional funds primarily in the form of payments for work performed to acquire 4 licenses from the Nevada Department of Taxation in the amount of approximately $690,238. As of February 28, 2019, the Nevada Department of Taxation approved the change of ownership for four medical and recreational cultivation and production licenses held by YMY Ventures now owned by Stem Holdings, Inc. Pursuant to the agreement, the escrowed amount of $375,000 was released, however, the balance of $375,000 is being held and negotiated with the partners due to the additional funds over and above the original obligation to provide tenant improvements of $650,000. As of the date of the financial statements, the total gross investment by the Company prior to investee losses is approximately $1.37 million. Through the period ended June 30, 2019, the Company had recorded investee losses of approximately $158,000.

In April 2019, the Company entered into an agreement to acquire 48% of the membership interest of Tilstar Medical, LLC (“TIL”). TIL is a startup operation located in Laurel, Maryland and owns a project management company assist in procuring licenses for the production and sale of cannabis. The purchase price for the 48% interest was $550,000 to capitalize TIL which under the operating agreement occurs upon the execution of the agreement. As of June 30, 2019, the Company had funded the $550,000. The Company has recorded its share of losses in the investee since inception, in the amount of $237,183 under the line item “Income (loss) from equity method investees” in the statement of operations in these financial statements. The Company was not made aware at time of its investment in the type and magnitude of expenses that would be funded with its investment capital and is currently in the process of renegotiating the terms of the operating agreement.

On March 29, 2019 the company entered into a definitive agreement to acquire Western Coast Ventures, Inc. (“WCV”). WCV has a working capital surplus of approximately $2,000,000 in the form of cash and has negotiated a joint venture (the “JV”) with ILCA Holdings, Inc. (“ILCA”). ILCA has been issued a limited Conditional Use Permit for a Marijuana Production Facility (a “MPF”) by the City of San Diego, California, which will only be granting a total of 40 MPFs. The consideration for the acquisition was 2,500,000 shares of Stem’s common stock, having a value of approximately $4,435,000 based on Stem’s closing trading price on March 29, 2019, with $2 million recorded for the cash acquired and $2.435 million recorded for the value of the investment in ILCA. After giving effect to the closing of the acquisition of WCV and the previously announced acquisition of South African Ventures, Inc., the former shareholders of WCV will own approximately 7.3% of the issued and outstanding shares of Stem. The JV will consist of its own management team and with the personnel, expertise, and other resources necessary to construct the MPF. It is agreed that WCV will have a 51% interest in the JV, for an aggregate purchase price of $1,500,000. ILCA will hold the remaining 49% interest in the JV. ILCA previously invested $500,000 in the build-out and initial MPF permitting process. Stem anticipates the JV will finance the cost of construction of the MPF, estimated at $3.5 million, with its cash on hand and other non-dilutive sources of financing. The construction of the facility has begun and is estimated to be completed during the fourth quarter of 2019.Upon issuance of the final MPF permit and the completed construction, the JV will: (1) operate an advanced cannabis facility to grow and cultivate cannabis; (2) manufacture cannabis-derived products; and (3) distribute cannabis and cannabis-derived products state-wide throughout California. The Company has recorded its share of losses in the investee since inception, in the amount of $3,460 under the line item “Income (loss) from equity method investees” in the statement of operations in these financial statements.

7. Investment at cost

In the nine months ended June 30, 2019, the Company advanced approximately $830,000 to a group of companies attempting to start up cannabis operations in Oklahoma. In May 2019, the Company and the group of entities entered into a formal agreement in which $500,000 of the advanced funds would become a 7% ownership interest in SOK Management, LLC, $330,000 of the previously advanced funds were returned to the Company, and the Company would no longer be required to advance further amounts.

8. Due from Affiliates

In July 2018, the Company entered into an agreement to acquire a 25% interest in East Coast Packers LLC (“ECP”) for the purchase price of $1.5 million, payable in the amount of $500,000 in cash at closing and a note for $1 million. All amounts are payable to ECP. At the time of closing, ECP was a dormant Florida LLC, but owned a citrus fruit dealer license active for the 2015-2016 growing season. This qualified ECP under newly enacted legislation in the state of Florida to apply for a license to produce and sell medical cannabis. Until such time as ECP is granted a medical cannabis license, the $500,000 paid into ECP may only be expended by ECP in acquiring a medical cannabis license. As of June 30, 2019 and the date of these financial statements, no license had been granted, however, the Company believes the license will be issued in calendar year 2019. In the event that ECP is unable to obtain the medical license, the agreement unwinds in full, the membership interest is returned to the seller and all amounts paid in not expended on the acquisition of the license are to be refunded to the Company along with cancellation of the $1 million note. Because the issuance of the license is outside the control of the Company and ECP and because the agreement unwinds in full in the event the license is not issued, this has not been recorded as an equity method investment as of June 30, 2019, but as a due from affiliate. In the event of the failure to obtain the license the approximately $500,000 cash investment is at risk.

As of June 30, 2019, the Company has advanced funds in the amount of approximately $236,000 to entities contained within the multi-party agreement on an unsecured due on demand basis. In addition, the Company owed approximately $24,000 to Yerba Oregon, LLC as of June 30, 2019 on an unsecured, due on demand basis.

9. Notes Payable and Advances

Equipment financing

In November 2017, the Company entered into a promissory note in the amount of $21,749 from a vendor of the Company to finance the acquisition of a security electronics system in one of its properties. The promissory note bears an interest rate of 18% per annum and also contains a 10% servicing fee. The note matures 24 months after issuance and is secured by certain security electronics purchased with proceeds of the note. This vendor is currently in a restructuring and is likely to go out of business. As of June 30, 2019, the Company has been notified that the vendor holding the note is in bankruptcy and during the nine months ended June 30, 2019, the Company withheld payment under the note. The obligation remains outstanding at $14,950 as of June 30, 2019. This is included in current portion of long-term debt and long-term debt line items in the balance sheet.

Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of June 30, 2019, the obligation outstanding is $9,734. No amount was recorded for the premium for the non-interest bearing feature of the note as it was immaterial. The note is secured by the equipment financed. This is included in current portion of long-term debt and long-term debt line items in the balance sheet.

Effective May 29, 2018, the Company entered into a 24-month premium finance agreement in consideration for a MT85 wide track loader in the principal amount of $27,844. The note bears no annual interest rate and requires the Company to make 24 monthly payments of $1,160 over the term of the note. As of June 30, 2019, the obligation outstanding is $12,762. No amount was recorded for the premium for the non-interest bearing feature of the note as it was immaterial. The note is secured by the equipment financed. This is included in current portion of long-term debt and long-term debt line items in the balance sheet.

Due to related parties

As of June 30, 2019, related parties had advanced cash and equipment, on a due on demand, unsecured and undocumented basis, to the Company in the amount of $16,500.

Insurance financing

In February 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $259,916. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $22,205 over the term of the note. As of June 30, 2019, the obligation outstanding is $133,230. This is included in the short term notes and advances line item in the balance sheet.

Effective March 8, 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $5,975. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $513 over the term of the note. As of June 30, 2019, the obligation outstanding is $4,446. This is included in the short term notes and advances line item in the balance sheet.

Effective July 31, 2018, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $54,701.55. The note bears an annual interest rate of 7.99% and requires the Company to make nine monthly payments of $4,435 over the term of the note. As of June 30, 2019, the obligation outstanding is $3,078. This is included in the short term notes and advances line item in the balance sheet.

Short-term notes and advances

In September 2018, an investor interested in the then ongoing private placement of convertible notes (see below) advanced the Company $168,000 on an unsecured basis and then entered discussions with Company regarding the form of the note. As of June 30, 2019, the Company and the investor had come to terms and the investor agreed to the terms of the notes which has an interest rate of 8% payable quarterly and matures in one year.

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

Mortgages payable

On February 28, 2018, the Company executed a $550,000 mortgage payable on the Willamette property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began March 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on March 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $28,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. This is included in the current portion of long-term notes line in the balance sheet.

On April 4, 2018, the Company executed a $314,000 mortgage payable on the Powell property to acquire additional funds. At closing $75,000 of the proceeds was put into escrow. The mortgage bears interest at 15% per annum. Monthly interest only payments began May 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company plaid costs of approximately $19,000 to close on the mortgage. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. This is included in the current portion of long-term notes line item in the balance sheet.

On January 16, 2018 the Company consummated a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. No amount was recorded for the premium for the below market rate feature of the note as it was immaterial. The note is secured by a deed of trust on the property. The Company performed an analysis and determined that the rate obtained was below market, however, no premium was recorded as the Company determined it was immaterial. At June 30, 2019, the balance of the obligation was $1,062,000. This is included in both the current portion of long-term notes and long-term debt, net of current portion.

10. Convertible debt

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

As part of the Offering, as of June 30, 2019, the Company incurred fees of approximately CDN $408,655 The Company valued the warrants granted as part of the units using the Black Scholes Merton option pricing model and determined that the value at grant was approximately $797,288. The significant assumptions used in the valuation are as follows:

Fair value of underlying common shares	$1.78 to 2.10
Exercise price (converted to USD)	$2.925
Dividend yield	-
Historical volatility	100.8 to 112.0%
Risk free interest rate	2.43 to 2.60%

The table below shows the net amount outstanding as of June 30, 2019, after unamortized discount and loan fees under the convertible notes:

Convertible Notes, Net of Discount
Convertible promissory note	$3,057,125
Unamortized debt discount and loan fees	(1,613,270)
Net amount	$1,443,855

11. Shareholders’ Equity

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

Preferred shares

The Company has two series of preferred shares designated with no preferred shares issued and outstanding as of June 30, 2019.

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

Common Stock issuances for compensation:

In the nine months ended June 30, 2019, as part of the fees associated with the Offering, the Company issued the lead broker 16,666 shares of its common stock and recorded professional fee expense of $34,999 as a result of this issuance.

In the nine months ended June 30, 2019, the Company entered into several consulting agreements, and as part of these agreements agreed to issue a total of 1,761,929 shares of common stock in payment for consulting services to be provided to the Company over the following 12 to 18 months. The Company capitalized the amounts to prepaid expense and is amortizing the expense over the period of the respective agreement as part of stock based compensation on the statement of operations. In addition, in the nine months ended June 30, 2019, the Company granted 1,887,562 shares of common stock to certain employees and board members. The Company capitalized the amounts to prepaid expense and is amortizing the expense over the period of the respective employment/board agreement as part of stock based compensation on the statement of operations. Through June 30, 2019, approximately $7.562 million was recorded for the fair value of these issuances.

Common Stock issuances to convert debt:

In the nine months ended June 3, 2019, the Company converted $2,575,000 of its convertible debt in exchange for 1,430,556 shares of the company’s common stock.

Common Stock issuances to acquire interests in investees and joint ventures:

In October 2018, the Company entered into an Asset Purchase Agreement (“APA”) to acquire certain assets and assume certain liabilities of Yerba Oregon, LLC. The purchase price for the assets and assumption of liabilities is the greater of $4.613 million or multiples of 2018 and 2019 EBITDA of Yerba Oregon LLC, as required under the APA. Payment of the purchase price is as follows upon successful closing of the APA: $350,000 in cash at closing, a promissory note in the amount of $400,000 and the remainder in common shares of the Company based on the lesser of 85% of the average closing price of the stock as traded in the over the counter market 30 days prior to closing or $2.40 per share. The Company deposited into escrow with an attorney, upon signing the APA, 1,931,506 shares of its common stock, which were valued at $4,442,464. Closing of the APA is subject to certain requirements, including the issuance of state and local licenses, which is outside the control of the Company and the seller, which as of the date of these financial statements, had yet to be issued. Yerba Oregon, LLC operates a wholesale cannabis production and sales operation in the state of Oregon. During the quarter ended June 30, 2019, an additional 560,760 share were issued to the escrow.

In November and December 2018, the Company determined that Milestone’s 2 and 3 had been reached within the Multi-Party agreement (see note 10) and therefore had issued 457,191 shares of its common stock, with a valuation of $978,389, in satisfaction of the requirement to issue common shares covering 20% of the cash expended by the seller to purchase and improve the property and is currently negotiating with the owner of the property, a director of the Company, in regards to an allocation of stock and mortgage principal in satisfaction of the purchase price of $4.395 million required, which the Company expects to close on prior to the calendar year end 2019.

In November 2018, the Company issued 187,500 shares of its common stock, valued at $450,000, to acquire an option from the investors in YMY Ventures, LLC and NVD RE to (1) purchase a property comprised of a land and building near Las Vegas, NV and (2) acquire the remaining 50% of YMY Ventures, LLC held by the option issuers and (3) to acquire 37.5% of NVD RE owned by the option issuers. The Company allocated the $450,000 for the option as $56,500 to acquire the land and building and has included that amount with Project Costs, $337,500 to acquire the remaining 50% of YMY Ventures, LLC to Investment in Investee Purchase Agreement above and $56,500 to acquire the 25% of NVD RE held by the option issuers to Investment in Investee Purchase Agreement above.

On March 25, 2019, the company acquired a 49 percent stake in a joint venture for 10 years having the only licensed growing farm and processing plant in the Kingdom of eSwatini. The consideration for the acquisition is 8,250,000 common shares of Stem, having a value of approximately $14,025,000

On March 29, 2019 the company entered into a definitive agreement to acquire Western Coast Ventures, Inc. (“WCV). WCV has a working capital surplus of approximately $2,000,000 and has negotiated a joint venture (the “JV”) with ILCA Holdings, Inc. (“ILCA”). ILCA has been issued a limited Conditional Use Permit for a Marijuana Production Facility (a “MPF”) by the City of San Diego, California, which will only be granting a total of 40 MPFs. The consideration for the acquisition is 2,500,000 shares of Stem’s common stock, having a value of approximately $4,435,000

In April 2019, the Company deposited 12,500,000 shares of its common stock into escrow for the potential acquisition of CVO and Opco.

Option Issuances for compensation:

Stock based compensation for option awards are recognized on a straight-line basis over the service period for the entire contract and the amounts are capitalized to prepaid expense. As of the nine months ended June 30, 2019, the company recorded $853,366 of stock based compensation.

During the nine months ended June 30, 2019, the Company amended a previously issued consulting agreement, and as part of that agreement for professional services, agreed to issue a total of 75,000 options to purchase the common stock of the Company with having an exercise price of $1.80 per share and a term of 4 years. Pursuant to the agreement, all 75,000 options vested upon issuance. In addition, the agreement reduced the exercise price of the previously issued options under the original agreement down to $1.80 per share from the original exercise price of $2.40 per share. In total, the Company recorded option-based consulting expense of $144,750 as a result of these options.

The significant assumptions used to value the options granted in the nine months ended June 30, 2019 are as follows:

Fair value of underlying common shares	$2.40
Exercise price	$1.80
Dividend yield	0.0%
Historical volatility	97.20%
Risk free interest rate	2.31%

Warrants issued for compensation

In the nine months ended June 30, 2019, the Company issued a consultant a warrant to acquire 50,000 shares of its common stock as part of the compensation package within the consulting agreement. The warrant was issued with an exercise price of $2.40 per share and a term of 3 years.

In the nine months ended June 30, 2019, the Company issued two consultants a warrant to acquire 500,000 shares each of its common stock as part of the compensation package within the consulting agreement. The warrant was issued with an exercise price of $3.00 per share and a term of 2 years.

12. Commitments and contingencies

As noted earlier in Note 1, the Company, through entities it invests in and is negotiating to acquire (see below) engage in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, this also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth. In the period ended June 30, 2019, the Company’s accounts with a major money center bank were closed as the bank would not allow the Company to continue to use its banking network.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. At the time the original lease was entered into, the Company had expected to close on significant subscriptions from its private placement. However, when those did not immediately materialize, the Company entered into an agreement with the landlord to cancel the lease and in addition, paid the landlord $15,000 not to rent out the property until such time the Company could enter into a new lease. In September 2016, the Company entered into a new 10-year lease with the landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017 and continues through November 31, 2026 at a rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of June 30, 2019, the total subrental income to be received by the Company over the life of the sublease is approximately $8.9 million.

In March 2018, the Company entered into a 3-year lease for the occupancy of the Company’s corporate office located in Boca Raton, Florida. The lease requires the Company to pay a base rental fee of $3,024 per month with yearly increases thereafter. All taxes, maintenance and utilities are billed separately.

In June 2019, the Company entered into a 4 month consulting agreement for the purpose of procuring and managing a potential license to be issue to the Company on behalf of the country of St. Vincent and the Grenadines. The agreement requires the Company to pay $5,000 per month with 25,000 common shares of the Company.

As of June 30, 2019, the Company has acquired interests in several entities more fully described in Note 5 and Note 7. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States and Eswatini. As of June 30, 2019, Company estimates that its investees will need up to approximately $44 million to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development. The Company believes that on a short term basis, it will need to fund the acquisition of licenses and farming permits in Eswatini and that will require an estimated $5 million, should the Kingdom grant SAV’s licenses in the near term, which is expected.

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

13. Subsequent events

From July 1, 2019 through the date of these financial statements, the Company issued shares of its common stock in satisfaction of compensation provisions within certain consulting agreements.

On July 2, 2019, the Company received regulatory approval from the Oregon Liquor Control Commission (OLCC) and officially closed the acquisition of Yerba Oregon, LLC d/b/a Yerba Buena ("Yerba Buena") Under the terms of the definitive agreement, Stem will: (i) enter into a $400,000 USD non-negotiable promissory note; and (ii) issue $3.86 million USD in Stem common shares to be issued in two tranches, with $1.58 million USD to be issued on closing at the then prevailing market price and $2.28 million USD to be issued in July 2019 at the then prevailing market price.

In August 2019, the Company entered into a 2-year revenue consulting agreement to provide consulting services for a New Jersey based cannabis company. The agreement is for 2 years and is compensable in the amount of $40,000 for the two year period.

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

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” detailed in the Company’s Form 10 registration statement, 10k annual report and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

For the year ended September 30, 2018, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the three and nine months ended June 30, 2018 and 2019, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

OVERVIEW

Stem Holdings, Inc. (“Stem” or the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company is a multi-state, vertically integrated, cannabis company that purchases, improves, leases, operates and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, California and Oklahoma. As of June 30, 2019, Stem had ownership interests in 26 state issued cannabis licenses including six (6) licenses for cannabis cultivation, three (3) licenses for cannabis production, five (5) licenses for cannabis processing, one (1) license for cannabis wholesale distribution, one (1) license for hemp production and ten (10) cannabis dispensary licenses.

Stem’s partner consumer brands are award-winning and nationally known, and include: cultivators, TJ’s Gardens and Yerba Buena; retail brands, Stem and TJ’s; infused product manufacturers, Cannavore and Supernatural Honey; and a CBD company, Dose-ology. As of June 30, 2019, the Company has acquired three commercial properties and leased a fourth property, all in Oregon, and has entered into leases to related entities for these four properties. As of June 30, 2019, the buildout of these properties to support cannabis related operations was either complete or near completion.

The Company has recently incorporated six wholly-owned subsidiaries –Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, LLC., Stem Group Oklahoma, Inc. and Stem Holdings Florida, Inc. Stem, through its subsidiaries, is currently in the process of finalizing the investment in and acquisition of entities that engage directly in the production and sale of cannabis, thereby transitioning from a real estate company, with a focus on cannabis industry tenants, to a vertically integrated, multi-state cannabis operating company.

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

President Donald Trump signed the 2018 farm bill which legalized hemp including a variety of cannabis that does not produce the psychoactive component of marijuana, paving the way to legitimacy for an agricultural sector that has been operating on the fringe of the law. Industrial hemp has made investors and executives swoon because of the potential multibillion-dollar market for cannabidiol, or CBD, a non-psychoactive compound that has started to turn up in beverages, health products and pet snacks, among other products.

Currently, it appears that CBD will remain largely off-limits. The Food and Drug Administration issued a statement saying that despite the new status of hemp, CBD is still considered a drug ingredient and remains illegal to add to food or health products without the agency’s approval, disappointing many hemp advocates, who said they will continue to work to convince the FDA to loosen its CBD rules. The FDA said some hemp ingredients, such as hulled hemp seeds, hemp seed protein and hemp seed oil, are safe in food and won’t require additional approvals.

The farm bill is a sprawling piece of legislation that sets U.S. government agricultural and food policy for the country and is renewed roughly every five years. This version of the bill places industrial hemp, which is defined as a cannabis plant with under 0.3% of tetrahydrocannabinol, or THC, under the supervision of the Agriculture Department and removes CBD from the purview of the Controlled Substances Act, which covers marijuana. The law also “explicitly” preserved the Food and Drug Administration’s authority to regulate products containing cannabis, or cannabis-derived compounds.

Summary of Results

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018

Revenues	$621,933	$324,152
Net (loss)	$(3,692,648)	$(4,888,761)
Basic and diluted earnings (loss) per share	$(0.10)	$(0.55)

	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Revenues	$1,313,736	$943,941
Net (loss)	$(10,379,707)	$(6,484,842)
Basic and diluted earnings (loss) per share	$(0.48)	$(0.83)

Comparison of the results of operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018

The Company had revenues during the three months ended June 30, 2019 of $621,933 compared with $324,152 for the comparable period of 2018, which primarily comprised straight lining the rent we expect from our four leases. Additionally, approximately $261,000 was included in revenues pursuant to service agreements executed in the current quarter. Under US GAAP, our rental income from the properties is earned on a straight-line basis over the entire expected life of the rent agreement, including the free rent period we have provided until each lessor ends its cannabis growing season. As of June 30, 2019, all four lessors had begun cash payments under the lease.

Cost of goods for the three months ended June 30, 2019 amounted to $258,001 compared to $0 in the comparable period of the prior year. These cost are primarily associated with the revenue derived from the services agreements.

In the three months ended June 30, 2019, we incurred consulting costs of $115,563 compared to $67,900 in the comparable period of the prior year. We expended those fees as we have yet to build up a significant employee base and currently outsource certain tasks to consultants. We expect in the upcoming year to increase our consulting fees as we continue to grow, even though we do expect to increase staffing, as we do not expect that growth will be commensurate with our growth from operations in the near term.

In the three months ended June 30, 2019, we incurred professional fees of approximately $417,940 compared to $112,062 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services that pertains to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In the three months ended June 30, 2019, we incurred general and administrative costs of approximately $1,036,400 compared to $680,456 which included an increase in payroll, depreciation and amortization, insurance, rent expense and other general costs. We expect that these costs will increase as we increase our operations.

In the three months ended June 30, 2019, we incurred stock-based compensation of approximately $1,911,972 compared to $4,286,938 in the comparable period of the prior year, primarily the result of grants of stock and options to officers, directors and consultants. We expect that we will continue to use equity in the form of our common stock and options or warrants to compensate our employees and to reduce the cash compensation we will need to outlay to consultants in the upcoming year as we continue to grow our operations and devote our cash resources to acquiring new and improving our existing properties.

Comparison of the results of operations for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018

The Company had revenues during the nine months ended June 30, 2019 of $1,313,736 compared with $943,941 for the comparable period of 2018, which primarily comprised straight lining the rent we expect from our four leases. Additionally, approximately $261,000 was included in revenues pursuant to service agreements executed in the current quarter. Under US GAAP, our rental income from the properties is earned on a straight-line basis over the entire expected life of the rent agreement, including the free rent period we have provided until each lessor ends its cannabis growing season.

Cost of goods for the nine months ended June 30, 2019 amounted to the same $258,001 compared to $0 in the comparable period of the prior year. These costs are primarily associated with the revenue derived from the services agreements.

In the nine months ended June 30, 2019, we incurred consulting costs of $296,469 compared to $163,950 in the comparable period of the prior year. We expended those fees as we have yet to build up a significant employee base and currently outsource certain tasks to consultants. We expect in the upcoming year to increase our consulting fees as we continue to grow, even though we do expect to increase staffing, as we do not expect that growth will be commensurate with our growth from operations in the near term.

In the nine months ended June 30, 2019, we incurred professional fees of approximately $1,268,508 compared to $509,305 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services relating to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In nine months ended June 30, 2019, we incurred general and administrative costs of approximately $2,838,977 compared to $1,558,694. These costs include payroll, depreciation and amortization, insurance, rent expense and other general costs. We expect that these costs will increase as we increase our operations.

In the nine months ended June 30, 2019, we incurred stock-based compensation of approximately $4,675,278 compared to $4,984,938 in the comparable period of the prior year, primarily the result of grants of stock and options to officers, directors and consultants. We expect that we will continue to use equity in the form of our common stock and options or warrants to compensate our employees and to reduce the cash compensation we will need to outlay to consultants in the upcoming year as we continue to grow our operations and devote our cash resources to acquiring new and improving our existing properties.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of $5,774,731 as of June 30, 2019. Our primary uses of cash have been for salaries, fees paid to third parties for professional services, insurance, general and administrative expenses, investment in entities engaged in the cultivation, production and sale of cannabis and related rental properties for those entities and the acquisitions and development of rental properties and their improvement. All funds received have been expended in the furtherance of growing the business. We have received funds from financing activities such as from equity offerings and debt financing as well as the proceeds from the acquisition of entities with significant cash holdings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our continued development of our cultivation, production and sale of cannabis:
●	Acquisition and buildout of rental properties;
●	Addition of administrative and sales personnel as the business grows and
●	The cost of being a public company.

Subsequent to June 30, 2019, we have not raised an additional funds in our private placements. Our efforts to raise additional capital are ongoing and we expect to continue our efforts in the following quarters.

With respect to the company’s investments in the projects pertaining to the equity method investee’s and affiliates, we have committed that we need to spend an estimated $5,000,000 in expansion, buildout and improvements potentially in the near term. These capital expenditures are contingent upon several factors including the Company obtaining financing for the development of the properties and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company.

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

Cash Flow

For the nine months ended June 30, 2019 and 2018

Net cash flows used in operating activities was $4,117,341 for the nine months ended June 30,2019 as compared net cash flow used in operating activities to $1,693,009 for the nine months ended June 30, 2018, a change of $2,424,332.

25

●

Net cash flow used in operating activities for the nine months ended June 30, 2019 primarily reflected a net loss before losses of equity method investees of $9,912,321 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $698,797, stock-based compensation expense of $4,675,278, non-cash interest $781,495 and convertible notes inducement expense of $823,900 offset by a change operating assets and liabilities consisting of an increase in deferred revenue of $702,716, an increase in accounts receivable of $567,519 and prepaid expenses of $73,396 and net changes in other operating liabilities of $159,139.

●

Net cash flow provided by investing activities for the nine months ended June 30, 2019 amounted to $6,070,516 and consisted of $905,387 used in the development of leased properties including the expansion of rentable space, upgrading irrigation, ventilation, plumbing and electrical systems, and the purchase of property and equipment. The procurement of intangible property in the amount of $350,000 was acquired consisting of Yerba Buena’s copyrights, trademarks, trade secrets, software, and other intellectual property. Additionally, $1,478,685 and $218,059 and $830,000 cash outflows consisted of equity method investee and affiliate advances. Offsetting these outflows, $9,550,000 was provided from the acquisition of Stem African Ventures and West Coast Ventures and 330,000 was returned due to the restructuring of the Oklahoma investment.

●

Net cash provided by financing activities was $3,060,205 for the nine months ended June 30, 2019 as compared to $8,957,667 for the nine months ended June 30, 2018. During the nine months ended June 30, 2019, we received proceeds from an advance from NVDRE of $300,000 and proceeds of $3,057,125 related to the proceeds from convertible notes. Additionally, $150,000 was from the proceeds of notes payable, and offsets of $344,298 of payment on notes payable and $102,622 incurred for loan fees.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. At the time the original lease was entered into, the Company had expected to close on significant subscriptions from its private placement. However, when those did not immediately materialize, the Company entered into an agreement with the landlord to cancel the lease and in addition, paid the landlord $15,000 not to rent out the property until such time the Company could enter into a new lease. In September 2016, the Company entered into a new 10-year lease with the landlord that commenced in November 2016. The lease requires the Company to pay a base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017 and continues through November 31, 2026 at a rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of June 30, 2019, the total subrental income to be received by the Company over the life of the sublease is approximately $8.9 million.

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

1027 Willamette

In July 2017, the Company entered into an operating lease agreement with a marijuana dispensary (the “Lessee”) to move into the Company’s acquired property located at 1027 Willamette Street in Eugene, Oregon. The lease agreement is for a base term of ten years (see note below) and a monthly rent obligation of $14,214, subject to annual increases of 3% per year, plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. The Company provided the tenant with one month of free rent.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Stem since between April 1, 2019 and August 9, 2019:

	Security	No. Shares

Services	Common Stock	464,706
Compensation	Common Stock	522,223
Acquisitions	Common Stock	10,659,730

Total		11,646,659

All of the aforementioned shares were issued by the Company pursuant to an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

STEM HOLDINGS, INC.

August 14, 2019	By:	/s/ Adam Berk
Adam Berk, President and Chief Executive Officer

