Form 10-K
period 2019-09-30
Stem Holdings, Inc.
filed 2020-03-02
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-55751

STEM HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Nevada	61-1794883
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2201 NW Corporate Blvd., Suite 205

Boca Raton, FL 33431

(Address of principal executive offices) (Zip Code)

Registrant’s telephone Number: (561) 948-5410

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock par value $0.001	STMH	OTCQX

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $39,091,928 at $1.89 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 50,754,213 shares of common stock par value $0.001 as of February 28, 2020.

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

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate Structure

Stem Holdings, Inc. was organized on June 7, 2016 as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes. The Company’s principal office is located at 2201 NW Corporate Blvd, Suite 205, Boca Raton, FL 33431. The Company has six wholly-owned subsidiaries, Stem Group Oklahoma, Inc., Opco LLC, Stem Holdings, Florida, Inc., Stem Holdings Oregon, Inc. and Stem Holdings, IP Inc. and Stem Agri, LLC.

Overview of the Business

Stem Holdings, Inc. (“Stem” or the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company is a multi-state, vertically integrated, cannabis company that purchases, improves, leases, operates and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, California and Oklahoma. As of September 30, 2019, Stem had ownership interests in 26 state issued cannabis licenses including six (6) licenses for cannabis cultivation, three (3) licenses for cannabis production, five (5) licenses for cannabis processing, one (1) license for cannabis wholesale distribution, one (1) license for hemp production and ten (10) cannabis dispensary licenses.

Stem’s partner consumer brands are award-winning and nationally known, and include: cultivators, TJ’s Gardens and Yerba Buena; retail brands, Stem and TJ’s; infused product manufacturers, Cannavore and Supernatural Honey; and a CBD company, Dose-ology. As of September 30, 2019, the Company had acquired three commercial properties and leased a fourth property, all in Oregon, and has entered into leases to related entities for these four properties and the buildout of these properties to support cannabis related operations was either complete or near completion.

The Company has six wholly-owned subsidiaries –Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, LLC., Stem Group Oklahoma, Inc. and Stem Holdings Florida, Inc. Stem, through its subsidiaries, is currently in the process of finalizing the investment in and acquisition of entities that engage directly in the production and sale of cannabis, thereby transitioning from a real estate company, with a focus on cannabis industry tenants, to a vertically integrated, multi-state cannabis operating company.

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQX exchange under the symbol “STMH”.

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

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. Although they have not done so, the current administration could decide to strongly enforce the federal laws applicable to cannabis. See Justice Department Memo on Marijuana Enforcement discussed below. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.  Legislation is currently pending in the U.S. Congress which would reclassify cannabis from Schedule 1 to Schedule 3. If enacted into law, such change could provide a material benefit to businesses engaged in the cultivation and sale of cannabis, including eligibility for federal tax deductions, access to the banking system and generally de-criminalizing the use or sale of cannabis where it is legal under applicable state laws.

The Company and our licensed products are also subject to a number of other federal, state and local laws, rules and regulations. Our licensees and vendors are required to manufacture our products in accordance with the Good Manufacturing Practices guidelines and are subject to regulations relating to employee safety, working conditions, protection of the environment, and other items. The current administration has indicated that it will closely scrutinize the cannabis industry, in particular, recreational marijuana. Changes in laws, rules and regulations or the recall of any product by a regulatory authority, could have a material adverse or positive effect on our business and financial condition.

Justice Department Memo on Marijuana Enforcement

Because of the inconsistencies in federal and state law, on January 4, 2018, the Department of Justice (DOJ) issued a memo on federal marijuana enforcement policy announcing what it deemed to be a return to the rule of law and the rescission of previous guidance documents which would include the so called Cole Memorandum. Since the passage of the Controlled Substances Act in 1970, Congress has generally prohibited the cultivation, distribution, and possession of marijuana. In the memorandum, the Attorney General directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to marijuana activities. The DOJ asserts this return to the rule of law is also a return of trust and local control to federal prosecutors who know where and how to deploy Justice Department resources most effectively to reduce violent crime, stem the tide of the drug crisis, and dismantle criminal gangs.

We intend to conduct rigorous due diligence to verify the legality of all activities that we engage in and ensure that our activities do not subject us to any of the enforcement priorities of the U.S. Department of Justice.

Industrial Hemp

Industrial hemp is now legal in the U.S., which advocates hope could eventually loosen laws around the popular marijuana extract CBD.

The 2018 farm bill which legalized hemp including a variety of cannabis that does not produce the psychoactive component of marijuana, paved the way to legitimacy for an agricultural sector that has been operating on the fringe of the law. Industrial hemp has made investors and executives swoon because of the potential multibillion-dollar market for cannabidiol, or CBD, a non-psychoactive compound that has started to turn up in beverages, health products and pet snacks, among other products.

Currently, it appears that CBD will remain largely off-limits for ingestible products. The Food and Drug Administration issued a statement saying that despite the new status of hemp, CBD is still considered a drug ingredient and remains illegal to add to food or health products without the agency’s approval, disappointing many hemp advocates, who said they will continue to work to convince the FDA to loosen its CBD rules. The FDA said some hemp ingredients, such as hulled hemp seeds, hemp seed protein and hemp seed oil, are safe in food and won’t require additional approvals.

The farm bill places industrial hemp, which is defined as a cannabis plant with under 0.3% of tetrahydrocannabinol, or THC, under the supervision of the Agriculture Department and removes CBD from the purview of the Controlled Substances Act, which covers marijuana. The law also “explicitly” preserved the Food and Drug Administration’s authority to regulate products containing cannabis, or cannabis-derived compounds.

History of the Business

The Company was formed to purchase, lease and improve certain real estate properties (the “Properties”), initially in the State of Oregon, which are or will be utilized as either state-licensed cannabis selling retail establishments or state-licensed cannabis growing and processing facilities. The Company previously operated primarily as a real estate holding company, and now engages in direct operations with respect to its properties and activities other than the leasing of properties, funding of capital improvements and administration of its leases and provision of financing to certain lessees.

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

On November 1, 2016, the Company acquired certain property located in Eugene, OR (the “Willamette Property”). In July 2017, the Company entered into an operating lease agreement with a marijuana dispensary to move into the Willamette Property.

On February 6, 2017, the Company acquired certain real property located at 7827 SE Powell Blvd, Portland, OR 97206 (the “Powell Property”). In July 2017, the Company entered into a lease agreement for the Powell Property.

In January 2018 the Company consummated a “Contract for Sale” whereby it purchased a Farm Property in Mulino OR (the “Mulino Property”) which will be used for the cultivation of cannabis. In July 2017, the Company entered into a lease agreement with a third party for the Mulino Property.

Investments in Subsidiaries. In April 2018, the Company acquired a 37.5% interest in NVD RE Corp. (“NVD”). NVD used its available funding to acquire an under- construction cannabis indoor grow building in Nevada and to continue the buildout of the property. NVD leases the property to an entity that the Company acquired through its newly formed Opco, LLC subsidiary (“Opco”).

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY Ventures LLC (“YMY”). YMY is a startup operation located near Las Vegas, Nevada and owns a license to cultivate, produce and distribute cannabis products. The purchase was conditioned upon the receipt of approval of the transfer of ownership by the State of Nevada Department of Taxation. On February 21, 2019, YMY received the approval of the transfer of ownership by the State of Nevada Department of Taxation. Thereafter, on March 1, 2019, the Company closed its acquisition of 50% of YMY. YMY has licenses that allow it to cultivate and produce cannabis and related products, but the Company failed in its attempt to acquire a retail sales license. As of September 30, 2019, YMY had commenced operations in its first grow period, but had not generated any revenues.

On October 8, 2018, the Company and Yerba Buena Oregon, LLC”) entered into an Asset Purchase Agreement which provided for the Company to purchase certain assets and assume certain liabilities of Yerba. Yerba is a wholesale producer of recreational marijuana flower, by-product and pre-roll product in the state of Oregon.

On June 28, 2019, Stem received regulatory approval from the Oregon Liquor Control Commission and closed the previously-announced acquisition of Yerba. Yerba operates an award-winning state-of-the-art cultivation facility equipped with an in-house genetics program and a cannabis library consisting of a few hundred strains.

On March 22, 2019, the Company entered into a share purchase agreement with South African Ventures, Inc., a Nevada corporation (“SAV”) and its shareholders pursuant to which the Company acquired all of the outstanding capital stock of SAV, which became a wholly-owned subsidiary of the Company. At the closing, SAV had no operations and held approximately $5.75 million cash. In addition, the Company held an additional $2.5 million in escrow for the benefit of SAV, which it delivered to SAV at the closing. These funds were raised by SAV from various investors, who became Company shareholders at the Closing.

SAV also holds a 49% interest in an entity located in the Kingdom of Eswatini (formerly known as Swaziland) (“Eswatini”). While the entity domiciled in the Kingdom of Eswatini (Swaziland) has yet to commence operations, it has secured land and has been granted provisional licenses that allow for the production, harvest and export of cannabis and CBD industrial hemp. The owner of the remaining interest in the Eswatini company is an unrelated party.

On March 29, 2019, the Company executed a definitive agreement to acquire Western Coast Ventures, Inc. (“WCV”). WCV had a working capital surplus of approximately $2,000,000 and had negotiated a joint venture (the “JV”) with ILCA Holdings, Inc. (“ILCA”). ILCA has been issued a limited Conditional Use Permit for a Marijuana Production Facility (a “MPF”) by the City of San Diego, California, which will only be initially granting a total of 40 MPFs. Upon issuance of the final MPF permit and the completed construction, the JV will: (1) operate an advanced cannabis facility to grow and cultivate cannabis; (2) manufacture cannabis-derived products; and (3) distribute cannabis and cannabis-derived products state-wide throughout California.

The MPF encompasses 10,700 square feet and will feature state-of-the-art technology for cultivation, production and distribution. A complex, sophisticated, portable racking system will create a 10,000 square foot canopy that has the potential to produce over 6,000 pounds of product per year with the help of high efficiency LED lights. The production sector of the MPF will deliver a large variety of cannabis-derived offerings such as flowers, pre-rolls, infused edibles, and topicals.

Company purchase of Opco businesses

As long as the Company has fully satisfied all of its obligations and milestones pursuant to the Multiparty Agreement, the Company had the obligation to acquire the business operations of Opco Holdings and its subsidiaries, and Oregon Acquisitions, Gated Oregon and Kind Care (the “Operating Companies”) has the obligation to sell such operations to the Company, within a reasonable time after the Company receives a legal opinion that the operation of the Opco marijuana businesses in the State of Oregon by Stem will not violate any federal or state laws. On August 12, 2019, the parties agreed to waive this condition with the Company proceeding with the purchase of the operating companies.

Pursuant to the terms of a merger agreement between the parties, Stem will acquire Opco Holdings and its subsidiaries, and Oregon Acquisitions, Gated Oregon and Kind Care for a deemed aggregate purchase price of US$12.5million. The purchase price will be satisfied by releasing 12,500,000 shares of Stem common stock, which are currently being held, to the beneficial owners of above-mentioned entities. As previously disclosed, certain beneficial owners of these entities are also directors, officers and/or shareholders of Stem. The transaction remains subject to receipt of all necessary regulatory approvals. Closing of the transaction is expected to occur this calendar year.

Principal Products and Markets

The Company’s principal operations have historically related to the leasing of properties, funding of capital, tenant improvements and administration of its leases and provision of financing to certain lessees, engaged in the production and sale of cannabis. While the Company originally operated primarily as a real estate holding company, it is now engaged in direct operations, primarily the production and sale of cannabis in states where it is legal to do so, with respect to its properties and activities other than the leasing of properties, funding of capital improvements and administration of its leases and provision of financing to certain lessees. Historically, the Company’s principal market has been in the State of Oregon, but it is now engaged in expansion into other markets where sale of marijuana is legal, including California, Nevada and, Oklahoma.

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

The Company does not believe that its operations are dependent on any factors within the general economy. However, any material changes in either U.S. federal law enforcement priorities or the law of the State of California, Oregon, Nevada and Oklahoma or other states where the Company operates affecting the cultivation and sale of cannabis could have a material impact on the Company’s business, particularly since the growth, marketing, sale, and use of marijuana is illegal under federal law.

Company Funding

Private Placement Transactions

The Company has sold shares of its common stock in private placement transactions under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder and certain exemptions of the laws of the jurisdictions where any offering is made. In the fiscal years ended September 30, 2019 and 2018, the Company raised gross proceeds of approximately $35,000 and $6,560,000, respectively.

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

In the fiscal year ended September 30, 2018, the Company entered into convertible promissory notes with accredited investors and received gross proceeds of $2,475,000. The Convertible notes matured between March and June 2019, but were fully converted in October 2018.

Short Term Financing

In the fiscal year ended September 30, 2018, the Company entered into two separate promissory notes each for $100,000 with maturity dates in March 2018. One of the notes was repaid in full at maturity, the other note had its maturity date extended to March 2019, its interest rate reduced and had added a conversion feature.

In September 2018, in the course of one of the convertible note offerings detailed above, the Company received an advance of $168,000 in contemplation of an investment into the offering. This was fully repaid in the year ended September 30, 2019.

CD Special Warrant Offering

On December 27, 2018, the Company entered into an Agency Agreement (the “Agreement”) with respect to a private offering of up to 10,000 special warrants of the Company (the “CD Special Warrants”) for aggregate gross proceeds of up to C$10,000,000 (the “Offering”). On March 14, 2019, the Company closed the second and final tranche of the Offering, consisting of 962 CD Special Warrants at a price of C$1,000 per CD Special Warrant for aggregate gross proceeds of C$962,000, bringing the total aggregate proceeds for the Offering to C$4,083,000. The Offering was led by Canaccord Genuity Inc., together with a syndicate of agents (the “Agents”).

Each CD Special Warrant will be exchanged (with no further action on the part of the holder thereof and for no further consideration) for one convertible debenture unit of the Company (a “Convertible Debenture Unit”), on the earlier of: (i) the third business day after the date on which both (A) a receipt (the “Receipt”) for a (final) prospectus (the “Qualification Prospectus”) qualifying the distribution of the Convertible Debentures (as defined below) and Warrants (as defined below) issuable upon exercise of the CD Special Warrants has been issued by the applicable securities regulatory authorities in the Canadian jurisdictions in which purchasers of the CD Special Warrants are resident (the “Canadian Jurisdictions”), and (B) a registration statement (the “Registration Statement”) registering the resale of the common shares underlying the Convertible Debentures and Warrants has been declared effective by the Securities and Exchange Commission (the “Registration”); and (ii) the date that is six months following the closing of the Offering. The Company has also provided certain registration rights to purchasers of the CD Special Warrants.

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

The Company paid the Agents a cash commission equal to 7.0% of the gross proceeds raised in the second tranche of the brokered portion of the Offering(C$157,290), and additional C$50,000 and C$30,000 of fees and expenses. As additional consideration, the Company issued the Agents such number of non-transferable broker convertible debenture special warrants (the “Broker CD Special Warrants”) as is equal to 7.0% of the number of CD Special Warrants sold under the first tranche of the brokered portion of the Offering. Each Broker CD Special Warrant shall be exchanged, on the same terms as the CD Special Warrants, into broker warrants of the Company (the “Broker Warrants”). Each Broker Warrant entitles the holder to acquire one Convertible Debenture Unit at an exercise price of C$1,000, until the date that is 24 months from the closing date of the Offering. The distribution of the Broker Warrants issuable upon the exchange of the Broker CD Special Warrants shall also be qualified under the Qualification Prospectus and the resale of the common shares underlying the Broker Warrants will be registered under the Registration Statement. The Company failed to comply on a timely basis with the registration provisions and incurred a 5% penalty as a result.

The net proceeds of the Offering were used to for expansion initiatives and general corporate purposes.

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

Employees

As of September 30, 2019, the Company had fifty (50) employees, most of whom devote their full time to the Company’s operations. The Company intends to increase staff as warranted by its operations and market conditions. No employee is covered by a collective bargaining agreement.

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

On November 1, 2016, the Company acquired certain property located in Eugene, OR (the “Willamette Property”) for a total cash purchase price plus closing costs of approximately $918,000. In July 2017, the Company entered into an operating lease agreement with a marijuana dispensary, which is a related party to the Company, to move into the Willamette Property. The lease agreement is for a base term of ten years (see note below) and a monthly rent obligation of $13,800, subject to annual increases of 3% per year, plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. The Company provided the tenant with one month of free rent. Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for one five-year term, on the same terms as provided in the lease agreement. On February 28, 2018, the Company executed a $550,000 mortgage payable on the Willamette property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began March 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on March 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. For the twelve months ended September 30, 2019, interest expense related to this mortgage amounted to $82,500.00. The note has been cross guaranteed by the CEO and Director of the Company.

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

In January 2018 the Company consummated a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The note is currently being extended through mutual negotiations with its management including the same terms and conditions as previously adhered to. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. The note is secured by a deed of trust on the property.

On July 10, 2019, the Company entered into an asset purchase agreement with an Oregon limited liability company which owns title to Real property (buildings and improvements) located at 399 and 451 Wallis Street, Eugene, OR 97402 for a total purchase price tendered in kind for approximately 6,322,058 shares of the Company’s common stock, which included the grant of 457,191 shares as the Company determined certain milestones were met within the Mutli-Party Agreement.

On July 10, 2019, the Company entered into an asset purchase agreement with a Oregon limited liability company which owns title to Real property (land) located at 12590 Highway 238, Jacksonville, OR 97503 for a total purchase price tendered in kind for 1,233,665 shares of the Company’s common stock.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The Company’s common stock commenced trading on the OTCQB on May 23, 2018 under the symbol “STMH” and the Canadian Securities Exchange (CSE) on July 13, 2018 under the symbol “STEM”. On October 3, 2019, the Company commenced trading on the OTCQX.

The following table shows the high and low prices of our common shares on the OTCQB for each quarter for quarter from May 23, 2018 through September 30, 2019. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
May 23, 2018-June 30, 2018	$7.75	$5.00
July 1, 2018-September 30, 2019	$5.55	$1.70
October 1, 2018-December 31, 2018	$2.48	$1.80
January 1, 2019-March 31, 2019	$3.00	$1.32
April 1, 2019-June 30, 2019	$1.94	$1.00
July 1, 2019-September 30, 2019	$1.20	$0.80

The market price of our common stock, like that of other early stage medical device companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of February 28, 2020, there were 50,754,213 shares of common stock outstanding and approximately 252 shareholders of record.

Transfer Agent and Registrar

Our transfer agent is Corporate Stock Transfer, which subsequently was purchased by Equinity and is located at 3200 Cherry Creek Dr. South Suite 430 Denver, CO 80209; telephone (303) 282-4800.

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

RECENT SALES OF UNREGISTERED SECURITIES

Below is a list of securities sold by us from October 1, 2017 through September 30, 2019 which were not registered under the Securities Act

●	From October 1, 2017 through January 7, 2019, the Company sold 2,688,834 shares of its common stock and received gross proceeds of $6,560,930.

●	From January 8, 2019 through September 30, 2019, the Company sold 51,418 shares of its common stock and received gross proceeds of $35,021.

Share Issuances to Consultants, Employees and Directors for Compensation and Severance

During the year ended September 30, 2019, the Company issued 18,900 shares of its common stock related to an employee separation agreement with a fair value of approximately $18,000 or $0.97 per share.

During the year ended September 30, 2019, the Company issued 7,060,754 shares of its common stock and recorded compensation expense of $10.182 million, which included the issuance of 2,757,002 shares which were the result of the board of directors granting the modification to holders of options that reduced the exercise price of those options.

During the year ended September 30, 2019, the Company granted options to acquire 210,000 shares of its common stock at an exercise prices ranging from $.08 to $2.40 per share. During the year ended September 30, 2019, the Company granted warrants to acquire 1,350,000 shares of its common stock at exercise prices ranging from $1.70 to $2.40 per share.

In the year ended September 30, 2018, the Company issued 1,055,416 shares of its common stock to consultants, employees and directors as compensation for services. In the year ended September 30, 2018, the Company issued warrants to acquire 20,000 shares of its common stock to a consultant with an exercise price of $2.40 per share for services. In the year ended September 30, 2018, the Company issued options to acquire 2,105,000 shares of its common stock with exercise prices ranging from $2.23 to $4 per share to consultants, employees and directors for services. In the year ended September 30, 2018, options to acquire 160,000 shares of stock were exercised on a cashless basis and the Company issued 65,558 shares of its common stock in satisfaction of the cash exercises.

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

On March 14, 2019, the Company closed the second tranche of the Offering consisting of 962 CD Special Warrants at a price of C$1,000 per CD Special Warrant for aggregate gross proceeds of C$962,000 (see CD Special Warrant Offering, above).

ITEM 6. SELECTED FINANCIAL DATA

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This annual report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of this annual report on Form 10-K

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the years ended September 30, 2019 and 2018, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended September 30, 2019 and 2018 (in thousands).

	Years Ended September 30,		Change
	2019	2018	$	%
Revenue	$2,451	$1,296	$(1,155)	(89%)
Cost of goods sold	(1,935)	-	$1,935	N/A
Consulting fees	(2,914)	(1,054)	$1,860	(176%)
Professional fees	(1,454)	(779)	$675	(87%)
General and administration	(14,920)	(7,860)	$7,060	(90%)
Loss from equity method investees	(6,547)	-	$6,547	N/A
Loss on extinguishment of rent	(1,159)	-	$1,159	N/A
Impairment of PP&E and intangibles	(2,132)	-	$2,132	N/A
Other income (expenses), net	(375)	(301)	$74	(25%)
Net loss	$(28,985)	$(8,698)	20,287	(233%)

Revenues

In 2019, the Company now engages directly in the cultivation, production and sale of cannabis and related products. Prior to 2019, the Company was engaged in renting properties used in the cultivation, production and sale of cannabis. Therefore, comparison of revenue between the two periods is comparing disparate business models. 100% of the revenue in 2019 is from the cultivation, production and sale of cannabis, and related. 100% of the revenue from 2018 is from rental of real estate. Going forward, the cultivation, production and sale of cannabis related products will constitute most of the Company’s revenues.

In 2019, all of the Company’s revenue originates in the state of Oregon. Going forward the Company expects to begin realizing revenue from the states of Nevada and California in the near future. The Company has also targeted Florida, Maryland, Massachusetts and it has also begun working towards its investments obtaining licenses in Eswatini.

Cost of Revenues

Cost of revenues for the year ended September 30, 2019 totaled approximately $1.9 million and consisted of contracted labor, growing and trimming expenses, and product testing. No cost of revenues was recognized during the year ended September 30, 2018. The Company expects its cost of revenues to grow in line with its future revenue growth.

Operating Expenses

Consulting Fees

Consulting fees for the years ended September 30, 2019 and 2018 totaled approximately $2.9 million and $1.1 million, respectively. The increase of $1.9 million is primarily related to stock-based compensation expenses recognized during the year ended September 30, 2019 for restricted stock awards and warrants to acquire the Company’s common stock issued to consultants.

Professional Fees

Professional fees for the years ended September 30, 2019 and 2018 totaled approximately $1.5 million and $0.8 million, respectively. The increase of $0.7 million is primarily related to legal, accounting and other professional fees incurred during the year ended September 30, 2019. We expect our professional fees to increase as we continue to grow our business.

General and Administrative

General and administrative expenses for the years ended September 30, 2019 and 2018 totaled approximately $14.9 million and $7.9 million, respectively. The increase of $7.0 million is primarily related to increases in salaries and wages and stock-based compensation expense for restricted stock awards and options and an increase of general and administrative costs of $1.0 million (insurance, rent, etc.).

Impairment of Property and Equipment and Intangibles

Impairment expenses related to property and equipment totaled approximately $1.7 million for the year ended September 30, 2019. We recorded an expense of $1.0 million related to our property and equipment acquired with our acquisition of Never Again Real Estate and Never Again 2 Real Estate and $0.7 million in other related properties.

Impairment expenses related to intangible assets totaled approximately $0.5 million for the year ended September 30, 2019 and were incurred in connection with our investment in YMY. This impairment is with respect to the granting of an option to effectuate the balance of one hundred percent of an acquisition that never took place.

Loss on Extinguishment of Rent

Loss on extinguishment of rent expense for the year ended September 30, 2019, was approximately $1.1 million and was related to deferred rent.

Other Income (Expense)

Other expenses for the years ended September 30, 2019 and 2018, totaled approximately $0.4 million and $0.3 million, respectively. Interest expense increased by $2.2 million in fiscal 2019 compared to fiscal 2018. That increase was primarily the result of our new borrowings from Canaccord convertible notes and the discounts associated with the notes. This increase in interest expense was offset by $2.2 million in gains from the reduction of liabilities that resulted from the bifurcation of certain embedded features in the Canaccord convertible notes and warrants that the Company treated as liabilities.

Loss from Equity Method Investees

In 2019, we incurred losses from equity method investees of approx. $6.5 million. This loss was primarily the result of fully impairing the investment of $5.7 million in Stempro International acquired from our acquisition of South African Ventures and fully impairing the investment of $0.5 million in SOK Management and related investees.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2019, we had negative working capital of approximately $2.6 million, which included cash and cash equivalents of $3.3 million. We reported a net loss of approximately $29 million and our net cash used in operating expenses totaled $6.5 million, our cash provided by investing activities was $6.3 million and cash flows from financing activities totaled $2.8 million. We are currently negotiating with certain mortgage lenders to extend the maturity of their notes.

Subsequent to September 30, 2019, we received gross proceeds from the sale of promissory notes of $1.0 million. In addition, we believe we will closing in the near future on a $10 million investment for the issuance of a new class of preferred shares by the Company.

Going Concern

At September 30, 2019, the Company had approximate balances of cash and cash equivalents of $3.3 million, negative working capital of $2.6 million, total stockholders’ equity of $23.6 million and an accumulated deficit of $37.1 million.

These audited consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

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

These conditions raise substantial doubt as to the Company’s ability to continue as a going concern should it complete its acquisitions and investments, which it considers likely as of the date of these consolidated financial statements. Should the United States Federal Government choose to begin enforcement of the provisions under the Act, the Company through its wholly owned subsidiaries could be prosecuted under the Act and the Company may have to immediately cease operations and/or be liquidated upon their closing of the acquisition or investment in entities that engage directly in the production and or sale of cannabis.

Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities. However, if the Company is unable to raise additional capital, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce, eliminating outside consultants and reducing legal fees to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, investments, intangible assets, stock-based compensation and business combinations.

The Company’s financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company’s financial statements, one must have a clear understanding of the accounting policies employed. A summary of the Company’s critical accounting policies follows:

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition.” Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the sales price is fixed or determinable, (3) collectability is reasonably assured, and (4) products have been shipped and the customer has taken ownership and assumed risk of loss.

Cannabis Dispensary, Cultivation and Production

The Company recognizes revenue as earned when the following four criteria have been met: (i) when persuasive evidence of an arrangement exists, (ii) the product has been delivered to a customer, (iii) the sales price is fixed or determinable, and (iv) collection is reasonably assured. Revenue is recognized net of sales incentives and returns, after discounts for the assurance program, veterans coverage program and compassionate programs.

Leasing Operations

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

Stock-based Compensation

The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award.  Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest on the grant date or over a one- year period.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Expected Term - The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term.

Expected Volatility - The Company computes stock price volatility over expected terms based on its historical common stock trading prices.

Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield available on U. S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend - The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

Effective January 1, 2017, the Company elected to account for forfeited awards as they occur, as permitted by Accounting Standards Update (“ASU”) 2016-09. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated a forfeiture rate for awards at 0%, as the Company did not have a significant history of forfeitures.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, which include property and equipment, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. The Company does not test for impairment in the year of acquisition of properties so long as those properties are acquired from unrelated third parties.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. In cases where estimated future net undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or asset group. Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long- lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated and amortized prospectively over the newly determined remaining estimated useful lives.

Goodwill and Intangible Assets

Goodwill. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If the Company concludes otherwise, the Company is required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill.

Intangible Assets. Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset, if any. Subsequent reversal of impairment losses is not permitted.

Principals of Consolidation

The Company’s policy is to consolidate all entities that it controls by ownership of a majority of the outstanding voting stock. In addition, the Company consolidates entities that meet the definition of a variable interest entity (“VIE”) for which it is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third party’s holding of equity interest is presented as noncontrolling interests in the Company’s Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity. The portion of net loss attributable to the noncontrolling interests is presented as net loss attributable to noncontrolling interests in the Company’s Consolidated Statements of Operations.

The accompanying consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly-owned subsidiaries, Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, LLC., Stem Group Oklahoma, Inc. and Stem Holdings Florida, Inc. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. Our wholly owned subsidiaries had no operations, assets or liabilities as of September 30, 2019.

Equity Method Investments

Investments in unconsolidated affiliates are accounted for under the equity method of accounting, as appropriate. The Company accounts for investments in limited partnerships or limited liability corporations, whereby the Company owns a minimum of 5.0% of the investee’s outstanding voting stock, under the equity method of accounting. These investments are recorded at the amount of the Company’s investment and adjusted each period for the Company’s share of the investee’s income or loss, and dividends paid.

During the year ended September 30, 2019, the Company recognized losses of approximately $6.5 million. The losses related to its investment in South African Ventures, Inc. (“SAV”) of approximately $5.8 million, East Coast Packers LLC (“ECP”) of approximately $0.3 million, SOK Management LLC (“SOK”) of approximately $0.5 million and Tilstar Medical, LLC (“TIL”) of approximately $0.25 million.

Recently issued and adopted accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a review to determine the consequences of the change to its financial statements and believes that there are proper controls in place to ascertain that the Company’s financial statements properly reflect the change.

We have considered recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

See Note 2 to our financial statements beginning on page F-1 of this prospectus for a description of recent accounting pronouncements applicable to our financial statements.

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

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Stem Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2019 and September 30, 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2019 and September 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and September 30, 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

EXPLANATORY PARAGRAPH – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 1, the Company and its affiliates, net losses of $28.985 million and $8.698 million, negative working capital of $2.635 million and $2.273 million and accumulated deficits of $37.082 million and $11.533 million as of and for the year ended September 30, 2019 and 2018, respectively. In addition, the Company has commenced operations in the production and sale of cannabis and related products, an activity that is illegal under United States Federal law for any purpose, by way of Title II of the Comprehensive Drug Abuse Prevention and Control Act of 1970, otherwise known as the Controlled Substances Act of 1970 (the “ACT”). These facts raises substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EXPLANATORY PARAGRAPH – CHANGE IN ACCOUNTING PRINCIPLE

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its methodology of accounting for stock based compensation such that for awards issued for compensation for services to be rendered to the Company over time in connection with employment and consulting agreements that fully vest at date of grant, that the Company will immediately expense in full those grants at grant.

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

/s/ LJ Soldinger Associates, LLC

Deer Park, IL

March 1, 2020

We have served as the Company’s auditor since 2017.

STEM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share amounts)

	September 30, 2019	September 30, 2018

ASSETS
Current assets
Cash and cash equivalents	$3,339	$761
Accounts receivable	427	-
Inventory	611	-
Prepaid expenses and other current assets	491	156
Notes payable subscriptions receivable	-	150
Total current assets	4,868	1,067

Property and equipment, net	14,706	8,325
Investment in equity method investees	1,771	1,301
Investments in affiliates	1,827	2,076
Deposits and other assets	47	166
Rent receivable	-	1,442
Intangible assets	6,316	-
Goodwill	1,070	-
Due from related party	492	-
Total assets	$31,097	$14,377

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,082	$511
Due to related parties	-	34
Convertible notes, net	1,888	2,195
Short term notes and advances	3,384	1,268
Acquisition notes payable	708	-
Current portion of long-term notes	-	170
Derivative liability	158	-
Warrant liability	283	-
Total current liabilities	7,503	4,178

Long-term debt, net of short term portion	-	1,912
Total liabilities	7,503	6,090

Commitments and contingencies (Note 13)

Shareholders’ equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of September 30, 2019 and September 30, 2018	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of September 30, 2019 and September 30, 2018	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 52,254,941 and 10,177,496 shares issued, issuable and outstanding as of September 30, 2019 and 2018, respectively	52	10
Additional paid-in capital	61,202	19,810
Accumulated deficit	(37,082)	(11,533)
Total Stem Holdings stockholder’s equity	24,172	8,287
Noncontrolling interest	(578)	-
Total shareholders’ equity	23,594	8,287
Total liabilities and shareholders’ equity	$31,097	$14,377

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2019 and 2018

(in thousands except for share and per share amounts)

	For the Years Ended September 30,
	2019	2018
Revenues	$2,451	$1,296
Cost of goods sold	1,935	-
Gross Profit	516	1,296

Operating expenses:
Consulting fees	2,914	1,054
Professional fees	1,454	779
General and administration	14,920	7,860
Impairment of intangible assets	450	-
Impairment of property and equipment	1,682	-
Loss on extinguishment of rent	1,159	-
Total operating expenses	22,579	9,693
Loss from operations	(22,063)	(8,397)

Other income (expenses), net
Interest expense	(2,591)	(346)
Change in fair value of derivative liability	1,011	-
Change in fair value of warrant liability	1,209	-
Foreign currency exchange loss	36	-
Other expense	(40)	45
Total other expense	(375)	(301)

Loss from equity method investees	(6,547)	-

Net loss	(28,985)	(8,698)

Net loss attributable to non-controlling interest	3,693	-

Net loss attributable to Stem Holdings	$(25,292)	$(8,698)

Net loss per share, basic and diluted	$(0.90)	$(1.05)
Weighted-average shares outstanding, basic and diluted	28,245,297	8,305,383

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2019 and 2018

 (in thousands, except for share and per share amounts)

					Total Stem
	Common Stock		Additional Paid-in	Accumulated	Holdings Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance as of September 30, 2017	6,354,860	$6	$7,013	$(2,835)	$4,184	$-	$4,184
Common stock issued for cash	2,688,834	3	6,568	-	6,571	-	6,571
Beneficial conversion feature and warrants attached to convertible notes	-	-	528	-	528	-	528
Stock based compensation	1,055,416	1	5,676	-	5,677	-	5,677
Common stock issued for legal settlement	12,500	-	25	-	25	-	25
Common stock issued for options exercised	65,886	-	-	-	-	-	-
Noncontrolling interests issued for asset acquisitions	-	-	-	-	-	-	-
Net loss	-	-	-	(8,698)	(8,698)	-	(8,698)
Balance as of September 30, 2018	10,177,496	10	$19,810	$(11,533)	$8,287	$-	$8,287
Adjustments to consolidate variable interest entities	-	-	-	(257)	(257)	-	(257)
Common stock issued for cash	51,418	-	35	-	35	-	35
Common stock issued in connection with conversion of notes payable	1,430,556	1	2,574	-	2,575	-	2,575
Correction to 2018 cashless exercise of stock options	15,662	-	-	-	-	-	-
Investment in South African Ventures	8,250,000	8	14,017	-	14,025	-	14,025
Investment in West Coast Ventures	2,500,000	3	4,432	-	4,435	1,352	5,787
Investment in NVD RE	-	-	-	-	-	1,042	1,042
Issuance of common stock for related party acquisitions	12,500,000	12	-	-	12	-	12
Yerba Buena acquisition	2,492,266	2	3,487	-	3,489	-	3,489
Asset Purchase Agreement - 399 & 451 Wallis St and Applegate	7,553,723	8	5,160	-	5,168	-	5,168
Investment in YMY	187,500	-	487	-	487	721	1,208
Canaccord fee	16,666	-	35	-	35	-	35
Inducement cost to convert convertible notes	-	-	973	-	973	-	973
Issuance of common stock related to separation agreement	18,900	-	18	-	18	-	18
Stock based compensation	7,060,754	8	10,174	-	10,182	-	10,182
Net loss	-	-	-	(25,292)	(25,292)	(3,693)	(28,985)
Balance as of September 30, 2019	52,254,941	$52	$61,202	$(37,082)	$24,172	$(578)	$23,594

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2019 and 2018

(in thousands)

	For the Years Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(28,985)	$(8,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments to consolidate variable interest entities	(257)	-
Stock-based compensation expense	10,182	5,677
Issuance of common stock in connection with convertible notes	35	-
Issuance of common stock related to separation agreement	18	-
Depreciation and amortization	1,228	1,363
Impairment of subscription receivable	700	-
Impairment of intangible assets	450	-
Impairment of property and equipment	1,682	-
Warrants issued in relation to consulting agreements	893	-
Accrued interest	431	197
Settlement gain	-	(44)
Amortization of debt discount	903	-
Inducement to convert convertible notes	973	-
Loss on equity method investments	6,547	-
Loss on extinguishment of rent	1,159	-
Change in fair value of derivative liability	(1,011)	-
Change in fair value of warrant liability	(1,209)	-
Foreign currency translation adjustment	36	-
Changes in operating assets and liabilities:
Accounts receivable	(257)	-
Prepaid expenses and other current assets	295	379
Other assets	778	-
Accounts payable and accrued expenses	438	410
Other liabilities	(22)	-
Deferred revenue	-	(1,144)
Net cash used in operating activities	(6,549)	(1,860)

Cash flows from investing activities
Purchase of property and equipment	(1,375)	(4,898)
Cash paid for acquisitions, net of cash received	8,753	-
Purchase of intangible assets	-	(6)
Investment in equity method investees	(1,383)	(1,301)
Refund of investment in equity method investee	(333)	-
Purchase of investments	-	(1,059)
Deposits	-	(81)
Net cash provided by (used in) investing activities	6,328	(7,345)

Cash flows from financing activities
Proceeds from issuance of common shares	35	6,571
Proceeds from notes payable and advances	-	368
Proceeds from the convertible notes, net of fees paid	2,736	2,325
Proceeds from mortgages	300	739
Repayments of notes payable	(272)	(428)
Net cash provided by financing activities	2,799	9,575

Net increase in cash and cash equivalents	2,578	370
Cash and cash equivalents at the beginning of the period	761	391
Cash and cash equivalents at the end of the period	$3,339	$761

Supplemental disclosure of cash flow information:
Cash paid for interest	$216	$137
Cash paid for taxes	$15	$-
Supplemental disclosure of noncash activities:
Common stock issued in connection with conversion of notes payable	$2,575	$-
Asset Purchase Agreement - 399 & 451 Wallis St and Applegate	$5,168	$-
Investment in South African Ventures	$6,475	$-
Investment in West Coast Ventures	$2,435	$-
Investment in Yerba Buena	$3,489	$-
Investment in YMY	$1,208	$-
Issuance of common stock for related party acquisitions	$12	$-
Note subscription receivable	$-	$150
Equipment purchases financed	$-	$65
Purchase of real estate with seller financing	$-	$1,200
Financed Insurance	$292	$345
Investment in affiliate financed with note	$1,000	$1,000
Project costs and construction deposits transferred to PP&E	$-	$185
Escrow holdback from mortgage	$-	$75
Stock issued for services	$-	$1,284
Issuance of common stock related to separation agreement	$18	$-
Yerba purchase note payable	$400	$-
YMY purchase note payable	$375	$-
Cancellation of related party rents as payment of accrual payroll	$-	$527

The accompanying notes are an integral part of these audited consolidated financial statements.

1. Incorporation and Operations and Going Concern

Stem Holdings, Inc. (“Stem” or the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company is a multi-state, vertically integrated, cannabis company that purchases, improves, leases, operates and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, California and Oklahoma. As of September 30, 2019, Stem had ownership interests in 26 state issued cannabis licenses including six (6) licenses for cannabis cultivation, three (3) licenses for cannabis production, five (5) licenses for cannabis processing, one (1) license for cannabis wholesale distribution, one (1) license for hemp production and ten (10) cannabis dispensary licenses.

Stem’s partner consumer brands are award-winning and nationally known, and include: cultivators, TJ’s Gardens, Travis X James, and Yerba Buena; retail brands, Stem and TJ’s; infused product manufacturers, Cannavore and Supernatural Honey; and a CBD company, Dose-ology. As of September 30, 2019, the Company has acquired three commercial properties and leased a fourth property, all in Oregon, and has entered into leases to related entities for these four properties (see Note 13). As of September 30, 2019, the buildout of these properties to support cannabis related operations was either complete or near completion.

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

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQX exchange under the symbol “STMH”.

Going Concern

At September 30, 2019, the Company had approximate balances of cash and cash equivalents of $3.3 million, negative working capital of $2.6 million, total stockholders’ equity of $23.6 million and an accumulated deficit of $37.1 million.

These audited consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

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

These conditions raise substantial doubt as to the Company’s ability to continue as a going concern should it complete its acquisitions and investments, which it considers likely as of the date of these consolidated financial statements. Should the United States Federal Government choose to begin enforcement of the provisions under the Act, the Company through its wholly owned subsidiaries could be prosecuted under the Act and the Company may have to immediately cease operations and/or be liquidated upon their closing of the acquisition or investment in entities that engage directly in the production and or sale of cannabis.

Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities. However, if the Company is unable to raise additional capital, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce, eliminating outside consultants and reducing legal fees to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated during the consolidation process. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. The most significant estimates included in these consolidated financial statements are those associated with the assumptions used to value equity instruments, valuation of its long live assets for impairment testing and the deferral of rents. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable given the circumstances that exist at the time the financial statements are prepared. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Reclassifications

Certain amounts in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

Principals of Consolidation

The Company’s policy is to consolidate all entities that it controls by ownership of a majority of the outstanding voting stock. In addition, the Company consolidates entities that meet the definition of a variable interest entity (“VIE”) for which it is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third party’s holding of equity interest is presented as noncontrolling interests in the Company’s Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity. The portion of net loss attributable to the noncontrolling interests is presented as net loss attributable to noncontrolling interests in the Company’s Consolidated Statements of Operations.

The accompanying consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly-owned subsidiaries, Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, LLC., Stem Group Oklahoma, Inc. and Stem Holdings Florida, Inc. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. Our wholly owned subsidiaries had no operations, assets or liabilities as of September 30, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is primarily maintained in checking accounts. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. As of September 30, 2019, and 2018, the Company had no cash equivalents or short-term investments. The Company has not experienced any losses on deposits of cash and cash equivalents.

Accounts Receivable

Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. There is no reserve for doubtful accounts of as of September 30, 2019 and 2018.

Inventory

Inventory is comprised of raw materials, finished goods and work-in-progress such as pre-harvested cannabis plants and by-products to be extracted. The costs of growing cannabis including but not limited to labor, utilities, nutrition and irrigation, are capitalized into inventory until the time of harvest.

Inventory is stated at the lower of cost or net realizable value, determined using weighted average cost. Cost includes expenditures directly related to manufacturing and distribution of the products. Primary costs include raw materials, packaging, direct labor, overhead, shipping and the depreciation of manufacturing equipment and production facilities determined at normal capacity. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and property taxes.

Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the end of each reporting period, the Company performs an assessment of inventory obsolescence to measure inventory at the lower of cost or net realizable value. Factors considered in the determination of obsolescence include slow-moving or non-marketable items.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include consulting, advertising, insurance, and service or other contracts requiring up-front payments.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See “Note 3 – Property, Equipment and Leasehold Improvements”.

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The Company estimates useful lives as follows:

Buildings	20 years
Leasehold improvements	Shorter of term of lease or economic life of improvement
Furniture and equipment	5 years
Signage	5 years
Software and related	5 years

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, which include property and equipment, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. The Company does not test for impairment in the year of acquisition of properties, so long as those properties are acquired from unrelated third parties.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. In cases where estimated future net undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or asset group. Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long- lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated and amortized prospectively over the newly determined remaining estimated useful lives.

During the year ended September 30, 2019, the Company determined that certain of its property and equipment had been impaired and recorded approximately $0.7 million of impairment charges. An impairment expense of $0.8 million was recorded in the year ended September 30, 2018.

Capitalization of Project Costs

The Company’s policy is to capitalize all costs that are directly identifiable with a specific property, would be capitalized if the Company had already acquired the property, and when the property, or an option to acquire the property, is being actively sought after, and either funds are available or will likely become available in order to exercise their option. All amounts shown capitalized prior to acquisition of a property are included under the caption of Project Costs within the “Deposits and other assets” line item in the consolidated balance sheet.

Equity Method Investments

Investments in unconsolidated affiliates are accounted for under the equity method of accounting, as appropriate. The Company accounts for investments in limited partnerships or limited liability corporations, whereby the Company owns a minimum of 5.0% of the investee’s outstanding voting stock, under the equity method of accounting. These investments are recorded at the amount of the Company’s investment and adjusted each period for the Company’s share of the investee’s income or loss, and dividends paid.

During the year ended September 30, 2019, the Company recognized losses of approximately $6.5 million. The losses related to its investment in Stempro International, Inc. (acquired in its acquisition of South African Ventures, LLC (“SAV”) of approximately $5.775 million, East Coast Packers LLC (“ECP”) of approximately $0.03 million, SOK Management LLC (“SOK”) of approximately $0.5 million and Tilstar Medical, LLC (“TIL”) of approximately $0.25 million.

Asset Acquisitions

The Company has adopted ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as businesses acquisitions. As a result of adopting ASU 2017-01, acquisitions of real estate and cannabis licenses do not meet the definition of a business combination and were deemed asset acquisitions, and the Company therefore capitalized these acquisitions, including its costs associated with these acquisitions.

Goodwill and Intangible Assets

Goodwill. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If the Company concludes otherwise, the Company is required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill.

Intangible Assets. Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset that is amortized over the remaining useful life of that asset, if any. Subsequent reversal of impairment losses is not permitted.

During the year ended September 30, 2019, the Company determined that certain intangible assets were impaired and recorded impairment charges totaling approximately $0.5 million. The impairment charges included its intangible asset acquired with its investment in YMY Ventures, Inc. of approximately $0.5 million.

Business Combinations

The Company applies the provisions of ASC 805 in the accounting for acquisitions. ASC 805 requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately apply preliminary value to assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments in the current period, rather than a revision to a prior period. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although the Company believes the assumptions and estimates made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

Contingent Consideration

The Company accounts for “contingent consideration” according to FASB ASC 805, “Business Combinations” (“FASB ASC 805”). Contingent consideration typically represents the acquirer’s obligation to transfer additional assets or equity interests to the former owners of the acquiree if specified future events occur or conditions are met. FASB ASC 805 requires that contingent consideration be recognized at the acquisition-date fair value as part of the consideration transferred in the transaction. FASB ASC 805 uses the fair value definition in Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As defined in FASB ASC 805, contingent consideration is (i) an obligation of the acquirer to transfer additional assets or equity interests to the former owners of an acquiree as part of the exchange for control of the acquiree, if specified future events occur or conditions are met or (ii) the right of the acquirer to the return of previously transferred consideration, if specified conditions are met.

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the warrants issued by the Company has been estimated using Monte Carlo simulation model and the Black-Scholes pricing model.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in the statement of operations.  If the conversion feature does not require recognition of a bifurcated derivative, the convertible debt instrument is evaluated for consideration of any beneficial conversion feature (“BCF”) requiring separate recognition. When the Company records a BCF, the intrinsic value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid-in capital) and amortized to interest expense over the life of the debt.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. At September 30, 2019 and 2018, such net operating losses were offset entirely by a valuation allowance.

The Company recognizes uncertain tax positions based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50.0% likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. The Company classifies income tax related interest and penalties as interest expense and selling, general and administrative expense, respectively, on the consolidated statements of operations.

In December 2017, the Tax Cuts and Jobs Act (TJCA or the Act) was enacted, which significantly changes U.S. tax law. In accordance with ASC 740, “Income Taxes”, the Company is required to account for the new requirements in the period that includes the date of enactment. The Act reduced the overall corporate income tax rate to 21.0%, created a territorial tax system (with a one-time mandatory transition tax on previously deferred foreign earnings), broadened the tax base and allowed for the immediate capital expensing of certain qualified property.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition.” Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the sales price is fixed or determinable, (3) collectability is reasonably assured, and (4) products have been shipped and the customer has taken ownership and assumed risk of loss.

Cannabis Dispensary, Cultivation and Production

The Company recognizes revenue as earned when the following four criteria have been met: (i) when persuasive evidence of an arrangement exists, (ii) the product has been delivered to a customer, (iii) the sales price is fixed or determinable, and (iv) collection is reasonably assured. Revenue is recognized net of sales incentives and returns, after discounts for the assurance program, veterans coverage program and compassionate programs.

Leasing Operations

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

Geographical Concentrations

As of September 30, 2019, the Company is primarily engaged in the production and sale of cannabis, which is only legal for recreational use in 11 states and DC, with lesser legalization, such as for medical use in an additional 22 states and DC, as of the time of these consolidated financial statements. In addition, the United States Congress has passed legislation, specifically the Agriculture Improvement Act of 2018 (also known as the “Farm Bill”) that has removed production and consumption of hemp and associated products from Schedule 1 of the Controlled Substances Act.

Cost of Goods Sold

Cost of sales represents costs directly related to manufacturing and distribution of the Company’s products. Primary costs include raw materials, packaging, direct labor, overhead, shipping and handling and the depreciation of manufacturing equipment and production facilities. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and property taxes. The Company recognizes the cost of sales as the associated revenues are recognized.

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

Stock-based compensation

The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award.  Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest on the grant date or over a one- year period.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Expected Term - The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term.

Expected Volatility - The Company computes stock price volatility over expected terms based on its historical common stock trading prices.

Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield available on U. S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend - The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

Effective January 1, 2017, the Company elected to account for forfeited awards as they occur, as permitted by Accounting Standards Update (“ASU”) 2016-09. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated a forfeiture rate for awards at 0%, as the Company did not have a significant history of forfeitures.

Loss per Share

ASC 260, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2019 and 2018 are as follows:

Net loss per share
	September 30,
	2019	2018
Convertible notes	1,429,050	1,031,667
Options to purchase common stock	1,105,416	2,925,416
Unvested restricted stock awards	-	-
Warrants to purchase common stock	2,241,920	175,966
	4,776,386	4,133,049

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $61,161 and $49,948 for the year ended September 30, 2019 and 2018, respectively.

Related parties

Parties are related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Segment reporting:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision–maker is its chief executive officer. The Company currently operate in one segment.

Recent Accounting Guidance

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in Topic 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The new standard will be effective for the Company on the adoption date of ASU 2014-09. Adoption of this guidance will not have a material impact on the Company’s consolidated financial condition or results of operations.

 In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, including industry-specific revenue guidance. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method and will be effective for the Company on October 1, 2019, at which time the Company expects to adopt the updated standard using the modified retrospective approach. The financial information included in the Company’s 2020 Form 10-K will be updated for the October 1, 2019 adoption date; this new guidance will be reflected for the first time in the Company’s 2020 Form 10-K but effective as of October 1, 2019 in that filing. However, the Company will continue to account for revenue recognition under ASC Topic 605 for interim periods in 2020 and will not be required to amend its Form 10-Q filings filed throughout 2020 to reflect the October 1, 2019 adoption date. The guidance allows for the use of one of two retrospective application methods: the full retrospective method or the modified retrospective method. The Company plans to adopt the standard in fiscal year 2020 using the modified retrospective method. The Company does not expect the new standard to have a material impact on the recognition of revenue.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for the Company on October 1, 2020; however, early adoption of the ASU is permitted. The Company is still finalizing its analysis but expects to recognize additional operating liabilities of approximately $1.3 million, with corresponding ROU assets of approximately the same amount as of October 1, 2019 based on the present value of the remaining lease payments.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The amendments are effective for fiscal years beginning after December 15, 2019. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its financial statements.

3. Property, Plant & Equipment

Property and equipment consists of the following (in thousands):

	As of September 30,
	2019	2018

Land	$1,451	$300
Automobiles	61	18
Signage	19	19
Furniture and equipment	2,125	1,199
Leasehold improvements	3,197	2,719
Buildings and property improvements	9,719	4,720
Computer software	59	59
	16,631	9,034
Accumulated depreciation	(1,925)	(709)
Property and equipment, net	$14,706	$8,325

In January 2018, the Company acquired certain property located at 14336 South Union Hall Road, Mulino Oregon 97042 for a total purchase price of approximately $1.6 million which includes credits issued by the seller for prior rental payments and additional improvements on the property made by the Company. As part of the consideration for the purchase, the Company issued the seller a note for $1.2 million with a 2% interest rate and monthly payments beginning in July 2018 of $13,500 for a period of 19 months with a final balloon payment payable in January 2020 of approximately $957,000. The note is currently being extended through mutual negotiations with its management with the same terms and conditions as previously adhered to. The Company did not record a premium to the market rate of the note as it was immaterial at issuance.

Purchase of Building with Common Stock

On July 10, 2019, the Company entered into an asset purchase agreement with an Oregon limited liability company which owns title to Real property (buildings and improvements) located at 399 and 451 Wallis Street, Eugene, Or 97402 for a total purchase price tendered in kind for approximately 6,322,058 shares of the Company’s common stock, which included the grant of 457,191 shares as the Company determined certain milestones were met within the Mutli-Party Agreement. The building and improvement acquired was recorded at its carrying value of approximately $2.99 million as the seller was a related party. The Company has expensed the value of the shares issued as part of the Multi-Party Agreement which were valued at approximately $1 million in the year ended September 30, 2019 and is included in the impairment of property and equipment on the statement of operations.

Purchase of Land with Common Stock

On July 10, 2019, the Company entered into an asset purchase agreement with a Oregon limited liability company which owns title to Real property (land) located at 12590 Highway 238, Jacksonville, Or 97503 for a total purchase price tendered in kind for 1,233,665 shares of the Company’s common stock. The land acquired was recorded at its carrying value of approximately $1.2 million as the seller was a related party.

Depreciation expense was approximately $1.2 million and $1.4 million for the years ended September 30, 2019 and 2018, respectively. Depreciation expense is included in general and administrative expense. Included in the depreciation amount above for the year ended September 30, 2018 is approximately $0.8 million in impairments to property, plant and equipment. In the year ended September 30, 2019 there was an impairment recorded of approximately $0.7 million recorded in the statement of operations under the line item impairment of property and equipment.

4. Inventory

Inventory consists of the following (in thousands):

September 30, 2019

Raw materials	$169
Work-in-progress	42
Finished goods	400
Total Inventory	$611

The Company’s inventory is related to five subsidiaries which are 100% owned by the Company and one subsidiary that is 50% owned by the Company. Raw materials and work-in-progress include the costs incurred for cultivation materials and live plants. Finished goods consists of cannabis products ready to be sold. No inventory reserve was recorded during the year ended September 30, 2019 due to management’s assessment of the inventory on hand. There was no inventory recorded as of September 30, 2018.

5. Equity method investments

2018 Transactions

East Coast Packers LLC

In July 2018, the Company entered into an agreement to acquire a 25% interest in East Coast Packers LLC (“ECP”) for the purchase price of $1.5 million, payable in the amount of $500,000 in cash at closing and a note for $1 million. All amounts are payable to ECP. At the time of closing, ECP was a dormant Florida LLC, but owned a citrus fruit dealer license active for the 2015-2016 growing season. This qualified ECP under newly enacted legislation in the state of Florida to apply for a license to produce and sell medical cannabis. Until such time as ECP is granted a medical cannabis license, the $500,000 paid into ECP may only be expended by ECP in acquiring a medical cannabis license. As of September 30, 2019, and the date of these consolidated financial statements, no license had been granted, however, the Company believes the license will be issued in calendar year 2020. In the event that ECP is unable to obtain the medical license, the agreement unwinds in full, the membership interest is returned to the seller and all amounts paid in not expended on the acquisition of the license are to be refunded to the Company along with cancellation of the $1 million note. As of September 30, 2019, the Company accounted for the investment under the equity method and the $500,000 paid at closing has been recorded in investments in equity method investees on the accompanying consolidated balance sheet. The interest in ECP will continue to be accounted for under the equity method until such time that the contingency (which is outside of the Company’s control) is met such that the Company would have a currently exercisable redemption right. Once the contingency is met, the Company may reclassify the equity investment upon exercise of the redemption feature.

The issuance of the license is outside the control of the Company and ECP. The agreement unwinds in full in the event the license is not issued, this has been recorded as an equity method investment as of September 30, 2019. In the event that the license is not issued the $500,000 cash investment is at risk. As of September 30, 2019, the difference between the investment and the percentage of net assets attributable to the Company’s investment was approximately $0.4 million excluding the $1 mm note investment, however, as of September 30, 2019, ECP had cash of approx. $0.25 million all of which would be returnable in the event of the Company withdrawal because of the no license being granted.

2019 Transactions

SOK Management, LLC

During the year ended September 30, 2019, the Company advanced approximately $830,000 to a group of companies attempting to start up cannabis operations in Oklahoma. In May 2019, the Company and the group of entities entered into a formal agreement in which $500,000 of the advanced funds would become a 7% ownership interest in SOK Management, LLC. The remaining $330,000 of advanced funds were returned to the Company, and the Company is no longer required to advance further amounts. The Company accounted for its $500,000 investment in SOK Management LLC using the equity method of accounting. As of September 30, 2019, the Company recorded a loss on investment of $500,000, bringing its total investment to zero.

Tilstar Medical, LLC

In April 2019, the Company entered into an agreement to acquire 48% of the membership interest of Tilstar Medical, LLC (“TIL”). TIL is a startup operation located in Laurel, Maryland and owns a project management company which assists in procuring licenses for the production and sale of cannabis. The purchase price for the 48% interest was $550,000 to capitalize TIL which under the operating agreement occurs upon the execution of the agreement. As of September 30, 2019, the Company had funded the $550,000 and accounted for its investment using the equity method of accounting. During the year ended September 30, 2019, the Company recorded a loss on investment of approximately $279,000. The Company was not made aware at time of its investment in the type and magnitude of expenses that would be funded with its investment capital and is currently in the process of renegotiating the terms of the operating agreement. During the year ended September 30, 2019, Tilstar Medical along with its partner, Stem Holdings, Inc, received a letter from the Maryland Medical Cannabis commission with notification that we received stage one pre-approval for a processor license. The Companies application ranked amongst the top nine highest scoring applications for a medical cannabis processor license. Final awards will be issued during calendar year 2020. As of September 30, 2019, the difference between the investment and the percentage of net assets attributable to the Company’s investment was approximately $0.28 million

6. Consolidated Asset Acquisitions

2018 Transactions

YMY Ventures LLC

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY Ventures LLC (“YMY”). YMY is a startup operation located near Las Vegas, Nevada and owns licenses for the production and sale of cannabis. The purchase price for the 50% interest was $750,000, with the first $375,000 paid into escrow upon signing, with the final $375,000 due upon closing, which under the agreement occurs when the license is transferred by the Nevada Department of Taxation and receipt of approval in transfer of ownership by the Division of Public and Behavioral Health of the City of North Las Vegas. As of June 30, 2019, the Company had funded the $375,000 into escrow and had provided the joint venture with additional funds primarily in the form of payments for work performed to acquire four licenses from the Nevada Department of Taxation in the amount of approximately $690,238. As of February 28, 2019, the Nevada Department of Taxation approved the change of ownership for four medical and recreational cultivation and production licenses held by YMY Ventures now owned by Stem Holdings, Inc. Pursuant to the agreement, the escrowed amount of $375,000 was released and an additional payment of $67,500 was issued in August 2019. The balance of $307,500 is being held and negotiated with the partners due to the additional funds over and above the original obligation to provide tenant improvements of $650,000. $0.7 million non-controlling interest in connection with this asset acquisition is included in investment in affiliates

During the year ended September 30, 2019, the Company acquired an option for the acquisition of fifty percent (50%) membership interests of affiliated companies membership interest position in YMY and as consideration for the grant of the option, the Company issued four hundred and fifty thousand (450,000) dollars’ of its common stock at fair value of $2.40 per share. During the year ended September 30, 2019 the Company recorded an impairment related to this option in the amount of $450,000.

NVD RE Corp.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD, which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. As of September 30, 2019, the Company paid $600,000 in cash for the real estate and not only fully funded its commitment but invested an additional $377,000 in capital over and above its original obligation. NVD used the funds provided to date by the Company to construct a cannabis indoor grow building and processing plant located near Las Vegas, Nevada and to continue the buildout of the property. The Company has no further commitment to fund the entity beyond its initial equity purchase commitment. NVD leases its facilities to YMY Ventures, LLC. $1.0 million non-controlling interest in connection with this asset acquisition is included in investment in affiliates.

In the fiscal year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company.

South African Ventures, Inc.

On March 22, 2019, the Company entered into a definitive agreement to acquire South African Ventures, Inc. (“SAV”). The Company issued 8,250,000 shares of its common stock, with a fair value of $14.025 million or $1.70 per share, the closing price of the Company’s common stock on March 22, 2019. At the time of the acquisition, SAV was a shell with no operations with $7.55 million in cash, a subscription receivable of $0.7 million and a 49% ownership interest in a newly formed entity (see below). The Company has recorded a $5.775 million investment in equity method investees in connection with this acquisition (see below). As of September 30, 2019, the Company determined the investment was impaired and recorded a loss from equity method investees of $5.8 million on the accompanying consolidated statement of operations. In addition, the Company impaired the subscription receivable in full.

SAV holds a 49% interest in Stempro International, Inc., a Nevada Corporation. Profile Solutions, Inc (“PISQ”) owns the remaining 51%. Stempro International, Inc. has received preliminary approval to become the only licensed growing farm and processing plant for medical cannabis and industrial hemp (the “Facility”) in The Kingdom of eSwatini f/k/a Swaziland (“eSwatini”) for a minimum of 10 years.

Western Coast Ventures, Inc.

On March 29, 2019 the company entered into a definitive agreement to acquire Western Coast Ventures, Inc. (“WCV”). At the time of acquisition, WCV was a shell with cash of $2,000,000 and a 51% ownership with ILCA Holdings, Inc. (“ILCA”). At the time of acquisition of WCV, ILCA was also a shell with no operations, which has been issued a limited Conditional Use Permit for a Marijuana Production Facility (a “MPF”) by the City of San Diego, California, which will only be granting a total of 40 MPFs. As consideration for the acquisition, the Company issued 2,500,000 shares of its common stock, with a fair value of approximately $4.4 million or $1.47 per share, the Company’s closing stock price on March 29, 2019. The Company recorded $2.0 million of cash acquired and a $2.4 million investment in ILCA. The Company has recorded $3.8 million intangible assets (cannabis licenses) in connection with the acquisition of WCV and a $1.35 million non-controlling interest in connection with this acquisition.

7. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows (in thousands):

	As of September 30, 2018
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.		$-	$-	62.5%
YMY Ventures, Inc.		-	-	50.0%
	$-	$-	$-

	As of September 30, 2019
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$1,042	$(53)	$989	62.5%
Western Coast Ventures, Inc.	1,352	(64)	1,288	49.0%
YMY Ventures, Inc.	721	(274)	447	50.0%
South African Ventures, Inc.		(3,302)	(3,302)	49.0%
	$3,115	$(3,693)	$(578)

8. Business Combination - Yerba Buena, Oregon LLC

On June 24, 2019, the Company completed the Asset Purchase Agreement (the “APA) with Yerba Buena, Oregon LLC (“Yerba Buena”) and Preston Clarence Greene, Glenn R. McClish, Michael McClish, and Larry Heitman (collectively, the “Seller’s Members”) to purchase certain assets and assume certain liabilities of Yerba Buena (“the Net Assets”). Yerba Buena operates a wholesale cannabis production and sales operation in the state of Oregon.

Purchase Price Allocation

The Company allocated the purchase consideration to the fair value of the assets acquired and liabilities assumed as summarized in the table below (in thousands):

Intangible assets	$1,775
Goodwill	1,070
Accounts receivable	170
Inventory	372
Prepaid expenses and other current assets	25
Property and equipment	827
Accounts payable and accrued expenses	-
Purchase price	$4,239

Upfront Consideration

The upfront purchase price is paid as follows:

●	Cash of $350,000;
●	A promissory note in the principal amount of $400,000;
●	Shares of Stem whereby the number of shares issued is equal to $1,580,581 divided by the lesser of: (a) 85% of the average closing price of Stem’s shares for the 30 trading days before the Closing Date; and (b) $2.40. Stem issued 1,019,370 shares of its common stock to settle this purchase price consideration.
●	Shares of Stem whereby the number of shares issued is equal to $2,282,431.25 divided by the average closing price of Stem’s shares for the 30 trading days before June 30, 2019. On June 30, 2019, Stem issued 1,472,536 shares to settle the “June 30, 2019” purchase price consideration.

Contingent Consideration

Contingent consideration in the form of additional shares are issuable if the actual earnings before income taxes, depreciation and amortization (“EBITDA”) for calendar year 2018 and 2019 exceeds $1,930,581 and $2,682,431, respectively.

The Company assigned a zero probability to contingent consideration and as of September 30, 2019 and September 30, 2018, no contingent consideration was earned.

Consideration Transferred

Consideration transferred in a business combination is measured at fair value and is calculated as the sum of the acquisition-date fair values of the assets transferred by the acquirer, the liabilities incurred by the acquirer to the former owners of the acquire, and the equity interests issued by the acquirer.

The following represents the consideration transferred in the acquisition of Yerba Buena (in thousands):

Cash	$350
Notes payable	400
Common stock	3,489
Total Purchase Price	$4,239

Notes Payable – The note payable was issued on April 8, 2019 and is due on April 8, 2021. The note payable has a coupon interest rate of 8%. The Company determined that the principal balance approximates fair value on the acquisition date. The note payable requires twelve monthly interest only payments, followed by eleven monthly payments of $17,000 and a final payment for the entire unpaid principal balance together with accrued interest due on April 8, 2021. From April 8, 2019 to September 30, 2019, the Company has not made any principal payments and interest payments.

Common Stock - The fair value of the common stock was based on Stem’s closing stock price on the acquisition date (i.e., June 24, 2019) of $1.40, and includes both the shares issued in the interim closing on April 8 and the shares issued on June 30, 2019, as follows (in thousands, except for share and per share amounts):

	Shares Issued	Closing Stock Price - June 24	Fair Value
Interim Closing Date	1,019,730	$1.40	$1,428
June 30, 2019	1,472,536	$1.40	$2,061
Total	2,492,266		$3,489

The supplemental unaudited pro forma information, as if the Yerba acquisition had occurred on October 1, 2018, is as follows (in thousands):

2019
Revenues	$4,066
Net Loss Attributable to Stem	$(26,243)
Net Loss per Common Share Attributable to Stem Common Stockholders - Basic and Diluted	$(0.93)

The supplemental unaudited pro forma information above is based on estimates and assumptions that we believe are reasonable. The pro forma information presented is not necessarily indicative of the consolidated results of operations in future periods or the results that would have been realized had the acquisition occurred on October 1, 2018. The supplemental pro forma results above exclude any benefits that may result from the acquisition due to synergies that are expected to be derived from the elimination of any duplicative costs.

9. Intangible Assets, net

Intangible assets as of September 30, 2019 and 2018 (in thousands):

	Estimated Useful Life	Cannabis Licenses	Tradename	Customer Relationship	Non-compete	Accumulated Amortization	Net Carrying Amount
Balance as September 30, 2017		$-	$-	$-	$-	$-	$-
Balance as September 30, 2018		-	-	-	-	-	-
YMY Ventures (1)	15	758	-	-	-	-	758
Western Coast Ventures, Inc. (1)	15	3,786	-	-	-	-	3,786
Yerba Buena	3-15 years	1,270	150	135	220	-	1,775
Other	5	-	(3)	-	-	-	(3)
Balance as September 30, 2019		$5,814	$147	$135	$220	$-	$6,316

(1) These represent provisional licenses that the Company acquired during the fiscal years ended September 30, 2019 and 2018. Once these licenses are approved by their respective regulatory bodies, the Company will amortize these cannabis licenses over a 15-year estimated useful life.

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes. No amortization was recorded for the period ended September 30, 2019 as it was deemed immaterial.

10. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2019	September 30, 2018
Accounts payable	$707	$412
Accrued credit cards	31	28
Accrued interest	106	52
Other	238	19
Total Accounts Payable and Accrued Expenses	$1,082	$511

11. Notes Payable and Advances

The following table summarizes the Company’s short-term notes and advances as of September 30, 2019 and 2018:

	September 30,
	2019	2018
Equipment financing	$33	$53
Due to related parties	-	34
Insurance financing	160	100
Mortgages payable	2,191	1,081
Promissory note (cancellable)	1,000	-
	$3,384	$1,268
Acquisition notes payable	708	-
Total notes payable and advances	$4,092	$1,268

Equipment financing

Effective May 29, 2018, the Company entered into a 24-month premium finance agreement in consideration for a MT85 wide track loader in the principal amount of $27,844. The note bears no annual interest rate and requires the Company to make 24 monthly payments of $1,160 over the term of the note. As of September 30, 2019, the obligation outstanding is $9,281. No amount was recorded for the premium for the non- interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

In Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of September 30, 2019, the obligation outstanding is $8,407. No amount was recorded for the premium for the non-interest bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

November 2017, the Company entered into a promissory note in the amount of $21,749 from a vendor of the Company to finance the acquisition of a security electronics system in one of its properties. The promissory note bears an interest rate of 18% per annum and also contains a 10% servicing fee. The note matures 24 months after issuance and is secured by certain security electronics purchased with proceeds of the note. This vendor is currently in a restructuring and is likely to go out of business. As of September 30, 2019, the Company has been notified that the vendor holding the note is in bankruptcy and during the year ended September 30, 2019, the Company withheld payment under the note. The obligation remains outstanding at $14,950 as of September 30, 2019.

Due to related parties

As of September 30, 2019, there were no amounts due to related parties. As of September 30, 2018, related parties had advanced cash and equipment, on a due on demand, unsecured and undocumented basis, to the Company in the amount of approximately $34,000.

Insurance financing

Effective July 31, 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $63,101. The note bears an annual interest rate of 7.63% and requires the Company to make ten monthly payments of $4,582 over the term of the note. As of September 30, 2019, the obligation outstanding is $36,658.

Effective July 31, 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $78,900. The note bears an annual interest rate of 7.25% and requires the Company to make ten monthly payments of $5,756 over the term of the note. As of September 30, 2019, the obligation outstanding is $46,047.

Effective March 8, 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $5,975. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $513 over the term of the note. As of September 30, 2019, the obligation outstanding is $2,540.

In February 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $259,916. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $22,205 over the term of the note. As of September 30, 2019, the obligation outstanding is $66,615.

Effective May 24, 2019, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $11,440. The note bears an annual interest rate of 8.7% and requires the Company to make 9 monthly payments of $1,322 over the term of the note. As of September 30, 2019, the obligation outstanding is $6,611.

Effective July 31, 2018, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $54,702. The note bears an annual interest rate of 7.99% and requires the Company to make nine monthly payments of $4,435 over the term of the note. As of September 30, 2019, the obligation outstanding is $1,539.

Notes payable

As disclosed in Note 5, in July 2018 the Company entered into a promissory note in the principal amount of $1.0 million payable to ECP as part of its investment in the LLC. The promissory is payable in five installments commencing upon the effective date (the date of grant of license to engage in cannabis operations issuable by the government of the State of Florida), over the course of 1 year, with an interest rate of 1% per annum for the first six months, then increasing to 5.5% per annum for the remainder of the note period through maturity. In the event the LLC is denied the licenses necessary to operate, the note is cancelled in full.

Mortgages payable

On January 16, 2018 the Company consummated a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. No amount was recorded for the premium for the below market rate feature of the note as it was immaterial. The note is secured by a deed of trust on the property. The Company performed an analysis and determined that the rate obtained was below market, however, no premium was recorded as the Company determined it was immaterial. At September 30, 2019, the balance due is $1,027,500.

On February 28, 2018, the Company executed a $550,000 mortgage payable on the Willamette property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began March 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on March 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $28,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2019 $550,000 was outstanding under this mortgage.

On April 4, 2018, the Company executed a $314,000 mortgage payable on the Powell property to acquire additional funds. At closing $75,000 of the proceeds was put into escrow. The mortgage bears interest at 15% per annum. Monthly interest only payments began May 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company plaid costs of approximately $19,000 to close on the mortgage. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2019 $314,000 was outstanding under this mortgage.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. At September 30, 2019, the balance due totals $300,000.

Acquisition Notes Payable

As disclosed in Note 8, in April 2019, the Company entered into a promissory note with a principal balance of $400,000 related to its acquisition of Yerba Buena, Oregon LLC. The note was issued on April 8, 2019 and is due on April 8, 2021. The note has a coupon interest rate of 8%. As of September 30, 2019, the Company has not made any principal and interest payments.

As disclosed in Note 6, in September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY. The purchase price for the 50% interest was approximately $0.8 million. In connection with this agreement, as of September 30, 2019, the Company has paid approximately $0.5 million and recorded a note payable of $0.3 million.

12. Convertible debt

8% Convertible notes

Twelve-month term

In May and June 2018, the Company issued senior unsecured convertible notes with a principal balance of $1.5 million to accredited investors (the “Note Holders”). The notes matured in May 2019 and had an annual rate of interest at 8%. Accrued interest was payable quarterly in arrears on the fifth day of each calendar quarter. The notes ranked senior to all obligations not designated as a primary obligation by the Company. The Note Holders were entitled to convert all or any amount of the principal balance then outstanding into shares of the Company’s common stock at a conversion price of $2.50 per share. In October 2018, the Company offered the convertible note holders the opportunity to receive a reduced conversion price from $2.50 per share to $1.80 per share as an inducement for the Note Holders to convert the notes. As of October 31, 2018, all of the convertible note holders agreed to convert at the reduced price offered by the Company. The Company issued 833,334 shares of common stock in conversion of the notes. The Company recognized an inducement cost associated with the conversion of the convertible promissory notes of approximately $0.567 million with a corresponding credit to additional paid-in capital.

Six-month term

On September 1, 2018, the Company entered into a Securities Purchase Agreement (the “Agreement” or “SPA”) with accredited investors. The securities offered by the Agreement were offered in a private offering with an aggregate amount of up to $2.0 million, comprising of up to $2.0 million of convertible promissory notes and a number of warrants to purchase a number of shares of Company’s common stock at a conversion price of $2.50 per share equal to 25% of the face amount of the notes purchased by the accredited investors.

During the year ended September 30, 2018, the Company issued convertible promissory notes with a principal balance of $975,000 to accredited investors (the “Note Holders”). The notes matured in March 2019 and had an annual rate of interest of 8%. Unless the notes are prepaid, the notes will automatically convert at the maturity date into shares of the Company’s common stock at a conversion price of $2.50 per share. In October 2018, the Company offered the convertible note holders the opportunity to receive a reduced conversion price from $2.50 per share to $1.80 per share as an inducement for the Note Holders to convert the notes. As of October 31, 2018, all of the convertible note holders agreed to convert at the reduced price offered by the Company. The Company issued 541,668 shares of common stock in conversion of the notes. The Company recognized an inducement cost associated with the conversion of the convertible promissory notes of approximately $0.368 million with a corresponding credit to additional paid-in capital.

In connection with the issuance of the convertible promissory notes, the Company issued the Note Holders common stock purchase warrants with a three year term from the issuance date, providing the Note Holders the right to purchase 97,500 shares of the Company’s common stock at $2.50 per share, with standard anti-dilution protection. After allocating issuance proceeds to the warrant liability, the effective conversion price of the convertible promissory notes was below the quoted market price of the Company’s common stock. As such, the Company recognized beneficial conversion feature equal to the intrinsic value of the conversion feature on the issuance date, resulting in an additional discount to the initial carrying value of the convertible promissory notes of approximately $0.5 million with a corresponding credit to additional paid-in capital.

Other Notes

The Company issued a $100,000 promissory note dated December 1, 2017 to an accredited investor which matured on March 1, 2018 and has an annual rate of interest at 24%. Both principal and interest were due at maturity. The promissory note ranks senior to all obligations not designated as a primary obligation by the Company. As an inducement to issue the promissory note, the Company granted the holder warrants to acquire 20,833 shares of the Company’s common stock. The warrants have an exercise price of $2.40 per underlying common share and are exercisable for 2 years from the anniversary date of issuance and were valued at approximately $46,000 and amortized to interest expense over the life of the initial note. On March 1, 2018, pursuant to the First Amendment to Loan Agreement and Promissory note, the parties agreed to extend the maturity date on the note for one more year which includes the following terms; (1) interest payment of $6,000 due from the original note is to be paid (2) interest rate decreases from an annual rate of 24% to 8% (3) the Company has the right to prepay the note combined with accrued interest at any time prior to maturity (4) the lender has the right to call the note together with accrued interest not less than 30 days written notice to the Company (5) at any time prior to maturity of the note, lender has the option to convert the indebtedness with accrued interest into the Company’s common stock at the rate of $2.40 a share). At issuance, the Company determined that there was no beneficial conversion feature. The Company considered the amendment an extinguishment, however, its determination was that the reduction in interest was offset by the inclusion of the conversion feature and therefore no gain or loss on extinguishment was required.

In October 2018, the Company offered the convertible note holder the opportunity to receive a reduced conversion price from $2.50 per share to $1.80 per share as an inducement for the Note Holder to convert the notes. As of October 31, 2018, the convertible note holder agreed to convert at the reduced price offered by the Company. The Company issued 55,556 shares of common stock in conversion of the notes. The Company recognized an inducement cost associated with the conversion of the convertible promissory notes of approximately $0.032 million with a corresponding credit to additional paid-in capital.

In September 2018, an investor interested in the then ongoing private placement of convertible notes advanced the Company $168,000 on an unsecured basis. The note had an interest rate of 8%, was payable quarterly and matured one year from the issuance date. The Company repaid the note in full during the fourth quarter of 2019.

Canaccord

On December 27, 2018, the Company entered into an Agency Agreement (the “Agency Agreement”) for a private offering of up to 10,000 convertible debenture special warrants of the Company (the “CD Special Warrants”) for aggregate gross proceeds of up to CDN$10,000,000 (the “Offering”). The net proceeds of the Offering were used for expansion initiatives and general corporate purposes. The Company’s functional currency is U.S. dollars.

In December 2018 and January 2019, the Company issued 3,121 CD Special Warrants in the first closing of the Offering, at a price of CDN $1,000 per CD Special Warrant, and received aggregate gross proceeds of CDN $3.1 million or $2.3 million USD. In connection with this offering, the Company issued the agents in such offering 52,430 convertible debenture special warrants (the “Broker CD Special Warrants”) as partial satisfaction of a selling commission.

On March 14, 2019, the Company issued 962 CD Special Warrants in the second and final closing of the Offering, at a price of CDN $1,000 per CD Special Warrant, and received aggregate gross proceeds of CDN $1.0 million or $0.7 million USD. In connection with this offering, the Company issued the agents in such offering 5,600 convertible debenture special warrants (the “Broker CD Special Warrants”) as partial satisfaction of a selling commission.

The total aggregate proceeds of the Offering totaled $4.1 million CDN or $3.1 million USD.

Each CD Special Warrant will be exchanged (with no further action on the part of the holder thereof and for no further consideration) for one convertible debenture unit of the Company (a “Convertible Debenture Unit”), on the earlier of: (i) the third business day after the date on which both (A) a receipt (the “Receipt”) for a (final) prospectus (the “Qualification Prospectus”) qualifying the distribution of the Convertible Debentures (as defined below) and Warrants (as defined below) issuable upon exercise of the CD Special Warrants has been issued by the applicable securities regulatory authorities in the Canadian jurisdictions in which purchasers of the CD Special Warrants are resident (the “Canadian Jurisdictions”), and (B) a registration statement (the “Registration Statement”) registering the resale of the common shares underlying the Convertible Debentures and Warrants has been declared effective by the U.S. Securities and Exchange Commission (the “Registration”); and (ii) the date that is six months following the closing of the Offering. The Company has also provided certain registration rights to purchasers of the CD Special Warrants. The CD Special Warrants were exchanged for Convertible Debenture Units after six months as U.S. and Canadian registrations were not effective at that time.

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

The Company has agreed to use its best efforts to obtain the Receipt and Registration within six months following the closing of the Offering. In the event that the Receipt and Registration have not been obtained on or before 5:00 p.m. (PST) on the date that is 120 days following the closing of the Offering, each unexercised CD Special Warrant will thereafter entitle the holder thereof to receive, upon the exercise thereof and at no additional cost, 1.05 Convertible Debenture Units per CD Special Warrant (instead of 1.0 Convertible Debenture Unit per CD Special Warrant). Until the Receipt and Registration have been obtained, securities issued in connection with the Offering (including any underlying securities issued upon conversion or exercise thereof) will be subject to a 6-month hold period from the date of issue. Since the CD Special Warrants were exchanged for Convertible Debenture Units after 6 months as U.S. and Canadian registrations were not effective at that time, the holders received 1.05 Convertible Debenture Units per CD Special Warrant.

The brokered portion of the Offering (CDN $2.5 million, $1.9 million USD) was completed by a syndicate of agents (collectively, the “Agents”). The Company paid the Agents a cash commission equal to 7.0% of the gross proceeds raised in the brokered portion of the Offering. As additional consideration, the Company issued the Agents such number of non-transferable broker convertible debenture special warrants (the “Broker CD Special Warrants”) as is equal to 7.0% of the number of CD Special Warrants sold under the brokered portion of the Offering. Each Broker CD Special Warrant shall be exchanged, on the same terms as the CD Special Warrants, into broker warrants of the Company (the “Broker Warrants”). Each Broker Warrant entitles the holder to acquire one Convertible Debenture Unit at an exercise price of CDN $1,000, until the date that is 24 months from the closing date of the Offering. The distribution of the Broker Warrants issuable upon the exchange of the Broker CD Special Warrants shall also be qualified under the Qualification Prospectus and the resale of the common shares underlying the Broker Warrants will be registered under the Registration Statement. The Company also paid the lead agent a commission noted above of CDN$157,290, corporate finance fee equal to CDN $50,000 in cash and as to $50,000 in common shares of the Company at a price per share of CDN $3.00 plus additional expenses of CDN$20,000. In addition, the Company paid the trustees legal fees of CDN$181,365. In total the Company approx. USD $0.32 million in fees and expenses associated with the offering.

The issuance of the securities was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the offer and sale of securities not involving a public offering, Regulation D promulgated under the Securities Act, Regulation S, in Canada to “accredited investors” within the meaning of National Instrument 45106 and other exempt purchasers in each province of Canada, except Quebec, and/or outside Canada and the United States on a basis which does not require the qualification or registration. The securities being offered have not been registered under the Securities Act and may not be offered or sold in the United States or to, or for the account or benefit of, U.S. persons absent registration or an applicable exemption from the registration requirements.

The Convertible Debenture features contain the following embedded derivatives:

●	Conversion Option - The Convertible Debentures provide the holder the right to convert all or any portion of the outstanding principal into common shares of the Company at a conversion price of C$3.00 such that 333.33 common shares are issued for each C$1,000 of principal of Convertible Debentures converted.
●	Contingent Put - Upon an Event of Default, the Convertible Debentures settle for cash at the outstanding principal and interest amount (at discretion of the Indenture Trustee or upon request of Holders of 25% or more of principal of the Convertible Debentures).
●	Contingent Put - Upon a Change in Control, the Convertible Debentures settle for cash at the outstanding amount and principal and interest * 105% (where Holder accepts a Change of Control Offer).

The conversion option, the contingent put feature upon an Event of Default, and the contingent put feature upon a Change in Control should be bifurcated and recognized collectively as a compound embedded derivative at fair value at inception and at each quarterly reporting period.

A five percent penalty assessed for failure to timely file a registration statement to register the stock underlying the CD special warrants.

The Company valued the warrants granted using the Black-Scholes pricing model and determined that the value at grant date was approximately $424,000 USD (this includes the warrants issued as part of the penalty for failure to timely file the required registration statement under the indenture agreement). The significant assumptions used in the valuation are as follows:

Fair value of underlying common shares	$1.78 to 2.10
Exercise price (converted to USD)	$2.925
Dividend yield	-
Historical volatility	85%
Risk free interest rate	1.40 to 1.90%

The warrants are not indexed to the Company’s own stock under ASC 815, Derivatives and Hedging. As such, the warrants do not meet the scope exception in ASC 815-10-15-74(a) to derivative accounting and therefore were accounted for as a liability in accordance with the guidance in ASC 815. The warrant liability was recorded at the date of grant at fair value with subsequent changes in fair value recognized in earnings each reporting period.

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Canaccord convertible notes and the subsequent fair value measurement during the year ended September 30, 2019 in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance at September 30, 2018	$-	$-
Issuance of warrants in connection with convertible notes	424	-
Embedded derivative in connection with convertible notes	-	1,169
Change in fair value	(382)	(1,011)
Balance at September 30, 2019	$42	$158

The table below shows the net amount of convertible notes as of September 30, 2019 in USD (in thousands):

September 30, 2019
Principal value of 8%, convertible at $2.27 at September 30, 2019, due December 27, 2020
including penalty provision of $0.155 million	$3,205
Fair value of bifurcated contingent put option of convertible debenture	158
Debt discount	(1,350)
Cumulative foreign currency impact	33
Carrying value of convertible notes	$2,046
Total long-term carrying value of convertible notes and associated derivative liability	$2,046

13. Fair Value Measurements

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the outstanding warrants and certain embedded conversion feature associated with convertible debt on a recurring basis to determine the fair value of the liability. ASC 820 also establishes a hierarchy categorizing inputs into three levels used to measure and disclose fair value. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to unobservable inputs. An explanation of each level in the hierarchy is described below:

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2019 (in thousands):

	Fair value measured at September 30, 2019
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$283	$-	$-	$283
Embedded derivative liability	158	-	-	158
Total fair value	$441	$-	$-	$441

There were no transfers between Level 1, 2 or 3 during the years ended September 30, 2019.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended September 30, 2019. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

		Embedded
	Warrant Liability	Derivative Liability	Total
Balance – October 1, 2017	$-	$-	$-
Warrants granted for stock-based compensation	-	-	-
Change in fair value	-	-	-
Balance – September 30, 2018	$-	$-	$-
Warrants granted for stock-based compensation	893	-	893
Warrants granted associated with convertible notes	599	-	599
Issuance of convertible notes	-	1,169	1,169
Change in fair value	(1,209)	(1,011)	(2,220)
Balance – September 30, 2019	$283	$158	$441

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of September 30, 2019 is as follows:

	Warrant Liability
	As of September 30, 2019	As of September 30, 2018
Strike price	$2.97	$2.40
Contractual term (years)	1.6	1.7
Volatility (annual)	104%	111%
Risk-free rate	2%	3%
Dividend yield (per share)	0%	0%

Embedded
Derivative Liability
As of September 30, 2019
Strike price	$0.80
Contractual term (years)	1.2
Volatility (annual)	85%
Risk-free rate	2%
Dividend yield (per share)	0%
Credit spread	11.12%

The Company used a lattice based trinomial model developed by Tsiveriotis, K. and Fernades in which the three lattices incorporate (1) the Company’s underlying common stock price; (2) the value of the debt components of the convertible notes; and (3) the value of the equity component of the convertible notes. The main drivers of sensitivity for the model are volatility and the credit spread. The model used will vary by approximately 1.5% for a 4% change in volatility and will vary by less than 1% for each 1% change in credit spread.

14. Income Taxes

The income tax expense (benefit) consisted of the following for the fiscal year ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Total current	$-	$-
Total deferred	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal year ended September 30, 2019 and 2018:

	September 30,	September 30,
	2019	2018
Federal statutory rate	$(7,246)	$(2,115)
Permanent timing differences	(427)	-
Effect of change in US Tax rates for deferral items	-	989
Other	-	44
Change in valuation allowance	7,673	1,082
	$-	$-

For the year ended September 2018, the expected tax benefit is calculated at the 2018 statutory rate of 34%. The effect for temporary timing differences are also calculated at the 21% statutory rate effective for fiscal year ended September 30, 2019. Long-term temporary differences are calculated at the 25% statutory rate effective for years ending on or after December 31, 2019.

For the year ended September 30, 2019, the expected tax benefit, temporary timing differences and long-term timing differences are calculated at the 25% statutory rate.

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal year ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Deferred tax assets:
Net operating loss carryforwards	$4,483	$2,212
Equity based compensation	3,154	408
Impairment of loan receivable	75	75
Impairment of investments and other property	2,468	-
Total deferred tax assets	10,180	2,695

Deferred tax liabilities
Depreciation	669	857
Deferred revenue	-	-
Total deferred tax liabilities	669	857

Net deferred tax assets	9,511	1,838
Less valuation allowance	(9,511)	(1,838)
Net deferred tax assets (liabilities)	$-	$-

At September 30, 2019, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $17.9 million. The federal and state net operating loss carryforwards will expire beginning in 2036.

During the fiscal year ended September 30, 2019 and 2018, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

15. Shareholders’ Equity

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

Preferred shares

The Company has two series of preferred shares designated with no preferred shares issued and outstanding as of September 30, 2019.

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

During the year ended September 30, 2019, the Company issued 51,418 shares of its common stock related to a stock purchase agreement for cash of approximately $35,000.

During the year ended September 30, 2019, the Company converted $2,575,000 of its convertible debt in exchange for 1,430,556 shares of the company’s common stock. The Company recorded an inducement cost of approximately $0.973 million.

During the year ended September 30, 2019, as part of the fees associated with the Canaccord offering, the Company issued the lead broker 16,666 shares of its common stock with a fair value of approximately $35,000 or $2.10 per share.

During the year ended September 30, 2019, the Company issued 18,900 shares of its common stock related to an employee separation agreement with a fair value of approximately $18,000 or $0.97 per share.

Common stock issuances to acquire entities, interests in investees and joint ventures:

Yerba Buena

On June 24, 2019, the Company closed its acquisition of Yerba. During the fiscal year ended September 30, 2019, the Company issued the following shares (see Note 8) (in thousands except share and per share amounts):

	Shares Issued	Closing Stock Price - June 24	Fair Value
Interim Closing Date	1,019,730	$1.40	$1,428
June 30, 2019	1,472,536	$1.40	$2,061
Total	2,492,266		$3,489

YMY

In November 2018, the Company issued 187,500 shares of its common stock, with a fair value of $487,500, to acquire an option from the investors in YMY Ventures, LLC and NVD RE to (1) purchase a property comprised of a land and building near Las Vegas, NV and (2) acquire the remaining 50% of YMY Ventures, LLC held by the option issuers and (3) to acquire 37.5% of NVD RE owned by the option issuers for a combined purchase price of $12 million. The Company impaired the option ($0.45 million was included as intangible and is included in the line item impairment of intangible assets on the statement of operations) as it determined that the option was worthless as of September 30, 2019.

South African Ventures, Inc.

On March 22, 2019, the Company entered into a definitive agreement to acquire South African Ventures, Inc. The Company issued 8,250,000 shares of its common stock with a fair value of $14.0 million or $1.70 per share, the closing price of the Company’s common stock on March 22, 2019.

Western Coast Ventures, Inc.

On March 29, 2019 the company entered into a definitive agreement to acquire Western Coast Ventures, Inc. The Company issued 2,500,000 shares of its common stock, with a fair value of approximately $4.4 million or $1.47 per share, the Company’s closing stock price on March 29, 2019.

Consolidated Ventures of Oregon, LLC (“CVO”) and Opco Holdings, LLC (“Opco”)

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur, additional real estate assets held by entities related to those shareholders. The Agreement also gives the Company the right of first refusal in regard to certain properties owned by the persons and entities affiliated with the parties of the Agreement so long as certain targets are met. In the quarter ended June 30, 2019, the Company issued 12,500,000 shares of its common stock (shares are held in escrow) as it is currently attempting to acquire the set of entities that include Consolidated Ventures of Oregon, LLC (“CVO”) and Opco Holdings, LLC (“Opco”) which comprise the entities within the Multi Party Agreement. In addition, the Company is also currently negotiation with the owners of certain properties contained within the Multi Party Agreement. The Company and owners of CVO and Opco have finalized their agreements, and are waiting for regulatory approval to transfer certain licenses, which has not yet occurred as of the date of this filing, or the date of these consolidated financial statements, however, the Company does believe it will complete the acquisition in the current calendar year. Should the acquisition be completed, the Company will no longer be engaged primarily in property rental operations, but will take over the operations of its primary renters, which is the cultivation, production and sale of cannabis and related productions. Because CVO and Opco are related to the Company, should the acquisition occur, it will not be accounted for as a business combination at fair value under the codification sections of ASC 805. The assets and liabilities will transfer at their historical cost and the company will include the operations of CVO and Opco for all periods presented and the rental revenue recorded by the Company will eliminate in full with the rental expense recorded by CVO and Opco. The Company has therefore recorded the par value of the shares issued of $12,500 as of September 30, 2019.

Purchase of Buildings with Common Stock

On July 10, 2019, the Company entered into an asset purchase agreement with an Oregon limited liability company which owns title to Real property (buildings) located at 399 and 451 Wallis Street, Eugene, Or 97402 for a total purchase price tendered in kind for approximately 6,322,058 shares of the Company’s common stock. The Company acquired the property from a related party, and recorded the building and improvements at their carrying value of approximately $2.99 million. Included in the shares above were 457,191 shares which were issued because the Company determined that certain milestones were met contained within the Multi-Party Agreement. Those shares were valued at approximately $0.973 million and were recorded to impairment of property and equipment within the statement of operations.

Purchase of Land with Common Stock

On July 10, 2019, the Company entered into an asset purchase agreement with a Oregon limited liability company which owns title to Real property (land) located at 12590 Highway 238, Jacksonville, Or 97503 for a total purchase price tendered in kind for 1,233,665 shares of the Company’s common stock. The Company acquired the property from a related party, and recorded the land at its carrying value of approximately $1.2 million.

2018 Private placements

The Company received subscriptions in private placement offerings completed for the following shares for the year ended September 30, 2018:

●	For the year ended September 30, 2018, 2,688,834 common shares were issued at $2.40 per share to unaffiliated investors raising gross cash proceeds (including collection of $100,000 subscription receivable from September 30, 2017) of approximately $6.6 million.

●	During the year ended September 30, 2018, the Company began the process of registering shares of common stock for trading under the securities laws of Canada. As part of that process, certain founders were notified that they had to contribute additional amounts for their shares. In the twelve months ended September 30, 2018, two founders contributed an additional $9,933 towards their founders’ shares as part of the requirements of the securities regulators of Canada.

On September 20, 2018, the Company issued 12,500 shares of its common stock in connection with a legal settlement for a fair value of $25,000 or $2.00 per share.

16. Stock Based Compensation

Stock Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options for options granted in 2019. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The fair value of options granted during the years ended September 30, 2019 and 2018 were estimated using the following weighted-average assumptions:

Employee Options:

	For the Years Ended
	September 30,
	2019	2018
Exercise price (Average)	$1.28	$2.40
Expected term (years)	1.4	1.6
Expected stock price volatility	104%	119%
Risk-free rate of interest	2%	2%
Expected dividend rate	0%	0%

Non-employee Options:

	For the Years Ended
	September 30,
	2019	2018
Exercise price (Average)	$1.95	$2.91
Contractual term (years)	3.7	4.3
Expected stock price volatility	118%	127%
Risk-free rate of interest	3%	3%
Expected dividend rate	0%	0%

In August 2019, the board of directors of the Company agreed to compensate executives and consultants who’s previously issued 2018 options had become significantly underwater. The board authorized that 2,757,002 shares be issued to the holders of 2,105,000 options previously granted with an exercise price of $2.40 per share. The Company has treated this as essentially an exercise of these options with a zero exercise price and recorded additional compensation as a result of $2.481 million which is included in stock based compensation.

A summary of option activity under the Company’s employee stock option plan for years ended September 30, 2019 and 2018 are presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of October 1, 2017	250,000	$2.40	$-	8.9
Granted	1,660,416	2.40	-	9.4
Exercised	(10,000)	2.40	-	-
Forfeited/expired	(10,000)	2.40	-	-
Outstanding as of September 30, 2018	1,890,416	2.40	-	2.7
Granted	185,000	1.28	-	2.6
Exercised	(1,805,000)	2.40	-	2.3
Outstanding as of September 30, 2019	270,416	$2.30	$-	1.8
Options vested and exercisable	260,416	$2.30	$-	1.8

A summary of the activity of options that the Company granted to non-employees for the year ended September 30, 2019 and 2018 are presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of October 1, 2017	400,000	$2.40	$-	3.3
Granted	785,000	2.91	-	3.9
Exercised	(150,000)	-	-	-
Outstanding as of September 30, 2018	1,035,000	2.79	$-	3.6
Granted	100,000	1.95	-	2.9
Exercised	(300,000)	2.40	$-
Outstanding as of September 30, 2019	835,000	$2.71	$-	2.6
Options vested and exercisable	835,000	$2.71	$-	2.6

Estimated future stock-based compensation expense relating to unvested stock options was nominal as of September 30, 2019 and approximately $0.6 million as of September 30, 2018. Weighted average remaining contractual life of the options is 2.1 years.

Restricted Stock

A summary of employee restricted stock activity for years ended September 30, 2019 and 2018 are presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of October 1, 2018	-	$-
Granted (1)	2,217,490	1.65
Outstanding as of September 30, 2019	2,217,490	1.65

A summary of non-employee restricted stock activity under the Company’s for years ended September 30, 2019 and 2018 are presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of October 1, 2017	50,000	$2.40
Granted	460,000	2.33
Forfeited/expired	(150,000)	2.40
Outstanding as of September 30, 2018	360,000	2.32
Granted (1)	2,086,262	1.62
Outstanding as of September 30, 2019	2,446,262	$1.73

(1)	Tables above do not include the share grant as a result of the option repricing above.

Warrants

A summary of the status of the Company’s outstanding warrants as of September 30, 2019 and 2018 and changes during the year then ended are presented below:

	Number of	Weighted Average Exercise	Remaining Contractual
	Warrants	Price	Term
Outstanding as of October 1, 2017	-	$-	-
Warrants granted - equity	155,966	2.47	2.5
Warrants granted - liability	20,000	2.40	1.8
Outstanding as of September 30, 2018	175,966	2.46	2.4
Warrants granted – consultants (liability)	1,350,000	2.98	1.7
Warrants granted – Canaccord (liability)	715,954	2.95	1.3
Outstanding as of September 30, 2019	2,241,920	$2.92	1.6

Stock-based Compensation Expense

Stock-based compensation expense for the years ended September 30, 2019 and 2018 was comprised of the following (in thousands):

	Years Ended September 30,
	2019	2018
Restricted stock awards	$7,102	$2,664
Stock options	3,080	3,013
Warrants (liability)	893	-
Total stock-based compensation	$11,075	$5,677

Change of Accounting Principle - Prepaid Stock-based Compensation

In the fourth quarter of 2019, the Company changed its policy for recognizing prepaid fully vested non-employee stock-based compensation. Historically, the Company would initially record a prepaid asset based upon the fair value of the award on the grant date and subsequently amortize the associated cost of this award over an implicit service period. Effective with the change in accounting principle, the Company will expense all fully vested employee and non-employee stock-based compensation on the grant date as there is no substantive future service period on the grant date. This change in resulted in a decrease in prepaid stock-based compensation of approximately $1.3 million and an increase in stock-based compensation expense of $1.3 million in the year ended September 30, 2019 at the time of the change. This change in accounting method was applied retrospectively, and this change resulted in an adjustment to increase stock-based compensation of approximately $0.84 million for the year ended September 30, 2018. This change increased the loss per share by $0.10 from $0.95 loss per share as originally reported to $1.05 per share for the year ended September 30, 2018 in these financial statements.

17. Commitments and contingencies

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, this also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth. In the period ended September 30, 2019, the Company’s accounts with a major money center bank were closed as the bank would not allow the Company to continue to use its banking network.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. At the time the original lease was entered into, the Company had expected to close on significant subscriptions from its private placement. However, when those did not immediately materialize, the Company entered into an agreement with the landlord to cancel the lease and in addition, paid the landlord $15,000 not to rent out the property until such time the Company could enter into a new lease. In September 2016, the Company entered into a new 10-year lease with the landlord that commenced in November 2016. The lease requires the Company to pay a starting base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017 and continues through November 31, 2026 at a starting rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of September 30, 2019, the total subrental income to be received by the Company over the life of the sublease is approximately$8.9 million.

In March 2018, the Company entered into a 3-year lease for the occupancy of the Company’s corporate office located in Boca Raton, Florida. The lease requires the Company to pay a base rental fee of $3,024 per month with yearly increases thereafter. All taxes, maintenance and utilities are billed separately. This space is currently being sub-leased for the reminder of its term. The Company expects to receive approximately $0.165 million over the term of the lease in subrentals.

In September 2019, the Company entered into a 4-year lease for the occupancy of the Company’s new corporate office located in Boca Raton, Florida. The lease requires the Company to pay a starting base rental fee of $4,285 per month with yearly increases thereafter.

In January 2019, the Company entered into a 5-year lease for the occupancy of real estate and a building located in Hillsboro, Oregon. The lease requires the Company to pay a starting base rental fee of $9,696 per month with yearly increases thereafter.

The following table shows the expected net rental payments for the following five years under the leases noted above as of September 30:

Year Ended September 30, 2020	$293,550
Year Ended September 30, 2021	274,237
Year Ended September 30, 2022	260,977
Year Ended September 30, 2023	258,607
Thereafter	334,629
Total	$1,422,000

As of September 30, 2019, the Company has acquired interests in several entities more fully described in Note 5 and Note 6. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States and Eswatini. As of September 30, 2019, Company estimates that its investees will need up to approximately $2.5 million to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development. The Company believes that on a short-term basis, it will need to fund the acquisition of licenses and farming permits in Eswatini and that will require an estimated $2.0 million, should the Kingdom grant SAV’s licenses in the coming year.

Property Rental Agreements

All of the income leases below are to entities that are related to the Company through common ownership.

1027 Willamette

In July 2017, the Company entered into an operating lease agreement with a marijuana dispensary (the “Lessee”) to move into the Company’s acquired property located at 1027 Willamette Street in Eugene, Oregon. The lease agreement is for a base term of ten years (see note below) and a starting monthly rent obligation of $13,800, subject to annual increases of 3% per year, plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. The Company provided the tenant with one month of free rent.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for one five-year term, on the same terms as provided in the lease agreement.

Springfield

In July 2017, the Company entered into a lease agreement for its property and warehouse building located at 800 N 42nd street in Springfield, Oregon. The lease agreement is for a term of ten years (see note below) and a starting monthly rent obligation of $64,640, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company. Rent payments commence on the date the growing season ends, which the Company currently estimates will occur in September 2019, and thus expects payments to begin in January 2020. The Company has treated this period as a free rental period for accounting purposes.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

14336 S. Union Hall Road, Mulino

In July 2017, the Company entered into a lease agreement for its property located at 14336 South Union Hall Road in Mulino, Oregon. The lease agreement is for a term of ten years (see note below) and a starting monthly rent obligation of $18,750, subject to annual increases of 3% per year plus an amount for additional rent based on final buildout costs incurred by the Company. The lease is a double net lease with maintenance and real property taxes to be paid by the Tenant and insurance costs paid by the Company.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for five-year term, on the same terms as provided in the lease agreement.

7827 SE Powell

In July 2017, the Company entered into a lease agreement for its acquired property located at 7827 SE Powell Blvd. in Portland, Oregon. The lease agreement is for a term of ten years and a starting monthly rent obligation of $6,523, subject to annual increases of 3% per year. Maintenance and real property taxes to be paid by the Tenant and insurance paid by the Company. Additional rents will be added to pay landlord back for tenant improvements by the end of the first term of the lease, payments will include annual interest at 12% compounded monthly.

30300 SW Laurel Road

In June 2019, the Company entered into a lease agreement for its acquired property located at 30300 SW Laurel Road Hillsboro, Oregon. The lease agreement is for a term of five years and a starting monthly rent obligation of $10,036, subject to annual increases of 12% per year. Maintenance, real property taxes and insurance is to be paid by the Tenant.

18. Subsequent events

As of October 3, 2019, the Company upgraded to OTCQX from the OTCQB® Venture Market.

As of October 3, 2019 the Company appointed Ellen B. Deutsch as Executive Vice President and Chief Operating Officer. Ms. Deutsch will oversee all the operations for driving revenue and efficiency across all of its various business segments including cultivation, production, distribution and retail.

November 1, 2019, the Company received 100.0% interest in Empire Holdings, LLC (“EH”). EH leases its facilities to Kind Care, LLC. The Company purchased the property for $500,000 less the lien amount of $105,732 paid in kind.

As of November 12, 2019, the Company entered into a promissory note in the principal amount of $500,000 payable to Strategic Education Loan Fund, LLC. The promissory is payable on the earlier to occur (i) the ninth month anniversary of the first advance under the note; or (ii) the completion of an initial public offering by Payee (the maturity date). This note bears an interest rate of 1 percent per month.

In January 2020, the Company entered into two promissory notes totaling $500,000 payable in full on the ninth month anniversary. This note bears an interest rate of 1 percent per month.

As of December 23, 2019 has entered into a stock purchase agreement with Attollo Capital Holdings A, LLC (the “Purchaser”) pursuant to which Stem will issue 11,764,706 shares of preferred stock of the Company (the “Preferred Stock”) at a purchase price of US$0.85 per share of Preferred Stock (the “Original Issue Price”) for gross proceeds to the Company of approximately US$10,000,000 (the “Investment”). As of the date of this filing, the Company has not yet closed on this transaction.

Pursuant to the Definitive Agreement dated December 24, 2019, Stem will acquire all of the outstanding common shares of 7LV (the “7LV Shares”) by way of a three-cornered amalgamation (the “Acquisition”). Upon the completion of the Acquisition, 7LV will become a wholly-owned subsidiary of Stem. As consideration for the 7LV Shares, the Company will pay the holders an aggregate of 13,000,000 shares of common stock of Stem (“Stem Shares”). The acquisition is subject to a number of conditions, including the receipt of all required shareholder, regulatory approvals and approval of the debenture holders of 7LV (“Debenture holders”).

January 7, 2020, the Company, completed a joint venture with Community Growth Partners, Inc. (“CGP”), a vertically-integrated cannabis company with provisional licensed operations in Massachusetts. The Massachusetts Cannabis Control Commission recently awarded CGP three provisional cannabis licenses for cultivation, manufacturing and retail – making CGP one of the Commonwealth’s first women- and minority-founded and owned businesses to become approved as a vertically-integrated cannabis operation. Stem will acquire 49% of CGP’s common stock and will then provide a $2 million revolving line of credit for future expansion into Massachusetts. The agreements are subject to approval of the Massachusetts Cannabis Control Commission and other local state authorities.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of September 30, 2019. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is certain biographical information concerning our current executive officers and directors.

Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position with the Company

Adam Berk	42	Chief Executive Officer, President and Director
Steven Hubbard	72	Chief Financial Officer, Secretary and Director
Ellen B. Deutsch	58	Executive Vice President, Chief Operating Officer
Garrett M. Bender	59	Director
Lindy Snider	59	Director

Adam Berk (42)

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

Steven Hubbard (72)

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

Ellen B. Deutsch (58)

Ms. Deutsch serves as Executive Vice President and Chief Operating Officer of the Company effective from October 3, 2019. Prior to joining the Company, she was employed by The Hain Celestial Group (NASDAQ:HAIN) from 1996 to 2019, serving in successive leadership roles for over 23 years. Hain Celestial is a leading natural and organic food and personal care products company in North America, Europe and India. In 2014, she became Senior Vice President/Chief Marketing Officer, directing the Company’s Hain Pure Protein businesses including Empire® Kosher Poultry, Plainville Farms®, and FreeBird®, in addition to other company responsibilities. Previously, she had served as the company’s Chief Growth Officer, where she led numerous business teams and functional areas, identified and integrated acquisitions, and created the company’s technical and corporate social responsibility platforms. She completed both her B.B.A. and M.B.A. degrees at Hofstra University’s Frank G. Zarb School of Business.

Garrett M. Bender (59)

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

Lindy Snider (59)

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

Committees of the Board of Directors

Our Company has three committees of its Board of Directors—(a) Nominating and Governance Committee (b) a Management Compensation Committee and (c) an Audit Committee. The Board of Directors has approved charters for each committee. The Audit Committee is currently composed of Steve Hubbard Chairman and Lindy Snider Lindy Snider is an independent director. Mr. Hubbard and Ms. Snider are each considered financially literate. The Company is currently in the process of adding additional independent board members who will also be members of the Audit Committee. The relevant education and experience of the members of the Audit Committee is detailed above. The Board has yet to make appointments to the other Board committees, neither of which has met as of the date of this report.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended September 30, 2019 and 2018, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended September 30, 2019 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Adam Berk	2019		$300,000	—	3,032,000	1,407,000	—	—	—	4,739,000
CEO	2018		$220,000	—	960,000	2,374,900	—	—	—	3,554,9000

Steven Hubbard	2019		$60,000	—		527,200	—	—	—	587,200
CFO	2018		$60,000	—	240,000	652,500	—	—	—	952,500

Garrett M. Bender	2019		$—	—	—	555,170	—	—	—	555,170
Director	2018		$—	—	—	117,350	—	—	—	117,350

Lindy Snider	2019		$—	—	—	136,200	—	—	—	136,200
Director	2018		$—	—	—	117,350	—	—	—	117,350

Ellen B. Deutsch	2019		$—	—	—	—	—	—	—	—
EVP & COO	2018		$—	—	—	—	—	—	—	—

Jessica Michelle Feingold	2019	$		—	7,850	70,800	—	—	—	78,650
Former Director and General Counsel	2018		$112,500	—	25,000	97,500	—	—	—	235,000

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

		Option Awards
Name	Grant Date Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Adam Berk, CEO, Director	6/1/2017	-	50,000	2.40	5/31/2020
Adam Berk, CEO, Director	6/1/2018	-	50,000	2.40	6/1/2021
Adam Berk, CEO, Director	6/1/2018	-	1,000,000	2.40	6/1/2021
Adam Berk, CEO, Director	6/1/2018	-	50,000	2.40	6/1/2021
Steven Hubbard, CFO, Director	6/1/2017	-	100,000	2.40	5/31/2020
Steven Hubbard, CFO, Director	6/1/2018	-	100,000	2.40	6/1/2021
Steven Hubbard, CFO, Director	6/1/2018	-	100,000	2.40	6/1/2021
Steven Hubbard, CFO, Director	6/1/2018	-	100,000	2.40	6/1/2021
Garrett M. Bender, Director	6/1/2017	-	50,000	2.40	5/31/2021
Garrett M. Bender, Director	6/1/2018	-	50,000	2.40	6/1/2022
Lindy Snider, Director	6/1/2017	-	50,000	2.40	5/31/2021
Lindy Snider, Director	6/1/2018	-	50,000	2.40	6/1/2022
Jessica Michelle Feingold, Former Director and Senior Legal Counsel	5/20/2018	-	50,000	2.40	2/14/2021

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	1,850,000	2.40	996,453
Total	1,850,000	2.40	996,453

(1) As of September 30, 2019

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants	Number of Securities Underlying Unexercised Exercisable Warrants	Warrant Exercise Price($)	Warrant Expiration Date
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

Compensation of Directors

Independent members of the Board of Directors receive periodic stock option grants (see Grants of Plan-Based Awards, above). At this time, there is no other board of director compensation plan in place.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of February 28, 2020. Unless noted, the address for the following beneficial owners and management is 2201 NW Corporate Blvd., Suite 205, Boca Raton, FL 33431.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common Stock	Adam Berk (2)	4,074,424	7.85%
Common Stock	Steven Hubbard (3)	1,132,258	2.21%
Common Stock	Garrett M. Bender (4)	3,922,355	7.71%
Common Stock	Lindy Snider (5)	259,044	0.53%
Common Stock	Ellen B. Deutsch (6)	100,000	0.20%
Common Stock	All executive officers and directors as a group	9,488,081	18.07%
Common Stock	Mitchell Gevinson (5% holder) 3299 Harrington Dr. Boca Raton, FL 33496	3,548,266	7.0%
Common Stock	Consolidated Ventures of Oregon, Inc. (5% holder) (7) 2201 NW Corporate Blvd., Suite 205 Boca Raton, FL 33431 3,173,793	3,173,793	6.3%
Common Stock	Opco Holdings, Inc. (5% holder) (8) 2201 NW Corporate Blvd., Suite 205 Boca Raton, FL 33431	9,326,207	18.4%

(1)

In determining beneficial ownership of our Common Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of Common Stock owned by a person or entity on February 28, 2020, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options; and (b) the denominator is the sum of (i) the total shares of that class outstanding on February 28, 2020 (50,754,213 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Includes 2,924,424 shares and options to purchase 1,150,000 shares.

(3)	Includes 732,258 shares and options to purchase 400,000 shares

(4)	Includes 3,822,355 shares and options to purchase 100,000 shares

(5)	Includes 159,044 shares and options to purchase 100,000 shares

(6)	Includes 100,000 shares granted under Employment Agreement

(7)	The beneficial owner of Consolidated Ventures of Oregon, Inc is Gated Oregon Holdings, LLC and Kind Care, LLC.

(8)	The beneficial owner of Opco Holdings, Inc. is Oregon Acquisitions JV, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Please refer to Financial Statement, Notes 5 and 6, which are incorporated in their entirety by this reference

Director Independence

As of February 29, 2020, of our five (5) directors, Garrett M. Bender and Lindy Snider are considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining three (3) directors are not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2019 and September 30, 2018, respectively, were approximately $406,865 and $89,577.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2019 and 2018, respectively, were approximately $22,908 and $0.

All Other Fees

The other aggregate fees billed for professional services rendered by our principal accountant for the fiscal years ended September 30, 2019 and 2018, respectively, were approximately $20,126 and $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of L J Soldinger Associates, LLC, Independent Registered Certified Public Accounting Firm

●	Consolidated Balance Sheets as of September 30, 2019 and 2018 (audited)

●	Consolidated Statements of Operations for the year ended September 30, 2019 and September 30, 2018 (audited)

●	Statements of Stockholders’ Equity for the years ended September 30, 2019 and September 30, 2018 (audited)

●	Statement of Cash Flows for the years ended September 30, 2019 and September 30, 2018 (audited)

●	Notes to Financial Statements (audited)

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

Stem Holdings, Inc.
(Registrant)

By:	/s/ Adam Berk
Adam Berk
Chief Executive Officer and Director (Principal Executive Officer)

Date	March 1, 2020

By:	/s/ Steven Hubbard
Steven Hubbard
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date	March 1, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Adam Berk
Adam Berk
Chief Executive Officer and Director (Principal Executive Officer)

Date	March 1, 2020

By:	/s/ Steven Hubbard
Steven Hubbard
Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date	March 1, 2020

By:	/s/ Garrett M. Bender
Garrett M. Bender
Director

Date	March 1, 2020

By:	/s/ Lindy Snider
Lindy Snider
Director

Date	March 1, 2020

By:	/s/ Ellen B. Deutsch
Ellen B. Deutsch
Director

