Form 10-K/A
period 2019-09-30
Stem Holdings, Inc.
filed 2020-03-05
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

First Amendment

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Explanatory Note

The purpose of this First Amendment is to (a) correct the statement on the cover page that the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days; (b) correct two entries on the Company’s Cash Flow Statement with the wrong parenthesis and (c) update the signature dates on the Report. No other changes from the originally filed Form 10-K have been made.

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

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2019 and 2018

(in thousands)

	For the Years Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(28,985)	$(8,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments to consolidate variable interest entities	(257)	-
Stock-based compensation expense	10,182	5,677
Issuance of common stock in connection with convertible notes	35	-
Issuance of common stock related to separation agreement	18	-
Depreciation and amortization	1,228	1,363
Impairment of subscription receivable	700	-
Impairment of intangible assets	450	-
Impairment of property and equipment	1,682	-
Warrants issued in relation to consulting agreements	893	-
Accrued interest	431	197
Settlement gain	-	(44)
Amortization of debt discount	903	-
Inducement to convert convertible notes	973	-
Loss on equity method investments	6,547	-
Loss on extinguishment of rent	1,159	-
Change in fair value of derivative liability	(1,011)	-
Change in fair value of warrant liability	(1,209)	-
Foreign currency translation adjustment	36	-
Changes in operating assets and liabilities:
Accounts receivable	(257)	-
Prepaid expenses and other current assets	295	379
Other assets	(778)	-
Accounts payable and accrued expenses	438	410
Other liabilities	(22)	-
Deferred revenue	-	(1,144)
Net cash used in operating activities	(6,549)	(1,860)

Cash flows from investing activities
Purchase of property and equipment	(1,375)	(4,898)
Cash paid for acquisitions, net of cash received	8,753	-
Purchase of intangible assets	-	(6)
Investment in equity method investees	(1,383)	(1,301)
Refund of investment in equity method investee	333	-
Purchase of investments	-	(1,059)
Deposits	-	(81)
Net cash provided by (used in) investing activities	6,328	(7,345)

Cash flows from financing activities
Proceeds from issuance of common shares	35	6,571
Proceeds from notes payable and advances	-	368
Proceeds from the convertible notes, net of fees paid	2,736	2,325
Proceeds from mortgages	300	739
Repayments of notes payable	(272)	(428)
Net cash provided by financing activities	2,799	9,575

Net increase in cash and cash equivalents	2,578	370
Cash and cash equivalents at the beginning of the period	761	391
Cash and cash equivalents at the end of the period	$3,339	$761

Supplemental disclosure of cash flow information:
Cash paid for interest	$216	$137
Cash paid for taxes	$15	$-
Supplemental disclosure of noncash activities:
Common stock issued in connection with conversion of notes payable	$2,575	$-
Asset Purchase Agreement - 399 & 451 Wallis St and Applegate	$5,168	$-
Investment in South African Ventures	$6,475	$-
Investment in West Coast Ventures	$2,435	$-
Investment in Yerba Buena	$3,489	$-
Investment in YMY	$1,208	$-
Issuance of common stock for related party acquisitions	$12	$-
Note subscription receivable	$-	$150
Equipment purchases financed	$-	$65
Purchase of real estate with seller financing	$-	$1,200
Financed Insurance	$292	$345
Investment in affiliate financed with note	$1,000	$1,000
Project costs and construction deposits transferred to PP&E	$-	$185
Escrow holdback from mortgage	$-	$75
Stock issued for services	$-	$1,284
Issuance of common stock related to separation agreement	$18	$-
Yerba purchase note payable	$400	$-
YMY purchase note payable	$375	$-
Cancellation of related party rents as payment of accrual payroll	$-	$527

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

Warrants

A summary of the status of the Company’s outstanding warrants as of September 30, 2019 and 2018 and changes during the year then ended are presented below:

	Number of	Weighted Average Exercise	Remaining Contractual
	Warrants	Price	Term
Outstanding as of October 1, 2017	-	$-	-
Warrants granted – equity	155,966	2.47	2.5
Warrants granted – liability	20,000	2.40	1.8
Outstanding as of September 30, 2018	175,966	2.46	2.4
Warrants granted – consultants (liability)	1,350,000	2.98	1.7
Warrants granted – Canaccord (liability)	715,954	2.95	1.3
Outstanding as of September 30, 2019	2,241,920	$2.92	1.6

Stock-based Compensation Expense

Stock-based compensation expense for the years ended September 30, 2019 and 2018 was comprised of the following (in thousands):

	Years Ended September 30,
	2019	2018
Restricted stock awards	$7,102	$2,664
Stock options	3,080	3,013
Warrants (liability)	893	-
Total stock-based compensation	$11,075	$5,677

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

Stem Holdings, Inc.
(Registrant)

By:	/s/ Adam Berk
Adam Berk
Chief Executive Officer and Director (Principal Executive Officer)

Date	March 5, 2020

By:	/s/ Steven Hubbard
Steven Hubbard
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date	March 5, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Adam Berk
Adam Berk
Chief Executive Officer and Director (Principal Executive Officer)

Date	March 5, 2020

By:	/s/ Steven Hubbard
Steven Hubbard
Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date	March 5, 2020

By:	/s/ Garrett M. Bender
Garrett M. Bender
Director

Date	March 5, 2020

By:	/s/ Lindy Snider
Lindy Snider
Director

Date	March 5, 2020

By:	/s/ Ellen B. Deutsch
Ellen B. Deutsch
Director

