Form 10-K/A
period 2019-09-30
Stem Holdings, Inc.
filed 2020-03-19
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Second Amendment

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

Going Concern

At September 30, 2019, the Company had approximate balances of cash and cash equivalents of $3.3 million, negative working capital of $2.6 million, total stockholders’ equity of $23.6 million and an accumulated deficit of $40.4 million.

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

EXPLANATORY PARAGRAPH – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 1, the Company and its affiliates, net losses of $28.985 million and $8.698 million, negative working capital of $2.635 million and $3.11 million and accumulated deficits of $40.4 million and $11.533 million as of and for the year ended September 30, 2019 and 2018, respectively. In addition, the Company has commenced operations in the production and sale of cannabis and related products, an activity that is illegal under United States Federal law for any purpose, by way of Title II of the Comprehensive Drug Abuse Prevention and Control Act of 1970, otherwise known as the Controlled Substances Act of 1970 (the “ACT”). These facts raises substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EXPLANATORY PARAGRAPH – CORRECTION OF AN ERROR

The Company incorrectly included losses from its wholly owned subsidiary, South African Ventures, Inc., including the other than temporary impairment losses for its equity method investee losses of Stempro International, Inc. within its losses from non-controlling interests.

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

/s/ LJ Soldinger Associates, LLC

Deer Park, IL

March 1, 2020, except for the correction of an error as described in Footnote 19, which is March 19, 2020

We have served as the Company’s auditor since 2017.

STEM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share amounts)

	September 30, 2019	September 30, 2018
	As Amended
ASSETS
Current assets
Cash and cash equivalents	$3,339	$761
Accounts receivable	427	-
Inventory	611	-
Prepaid expenses and other current assets	491	156
Notes payable subscriptions receivable	-	150
Total current assets	4,868	1,067

Property and equipment, net	14,706	8,325
Investment in equity method investees	1,771	1,301
Investments in affiliates	1,827	2,076
Deposits and other assets	47	166
Rent receivable	-	1,442
Intangible assets	6,316	-
Goodwill	1,070	-
Due from related party	492	-
Total assets	$31,097	$14,377

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,082	$511
Due to related parties	-	34
Convertible notes, net	1,888	2,195
Short term notes and advances	3,384	1,268
Acquisition notes payable	708	-
Current portion of long-term notes	-	170
Derivative liability	158	-
Warrant liability	283	-
Total current liabilities	7,503	4,178

Long-term debt, net of short term portion	-	1,912
Total liabilities	7,503	6,090

Commitments and contingencies (Note 13)

Shareholders’ equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of September 30, 2019 and September 30, 2018	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of September 30, 2019 and September 30, 2018	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 52,254,941 and 10,177,496 shares issued, issuable and outstanding as of September 30, 2019 and 2018, respectively	52	10
Additional paid-in capital	61,202	19,810
Accumulated deficit	(40,384)	(11,533)
Total Stem Holdings stockholder’s equity	20,870	8,287
Noncontrolling interest	2,724	-
Total shareholders’ equity	23,594	8,287
Total liabilities and shareholders’ equity	$31,097	$14,377

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2019 and 2018

(in thousands except for share and per share amounts)

	For the Years Ended September 30,
	2019	2018
	As Amended
Revenues	$2,451	$1,296
Cost of goods sold	1,935	-
Gross Profit	516	1,296

Operating expenses:
Consulting fees	2,914	1,054
Professional fees	1,454	779
General and administration	14,920	7,860
Impairment of intangible assets	450	-
Impairment of property and equipment	1,682	-
Loss on extinguishment of rent	1,159	-
Total operating expenses	22,579	9,693
Loss from operations	(22,063)	(8,397)

Other income (expenses), net
Interest expense	(2,591)	(346)
Change in fair value of derivative liability	1,011	-
Change in fair value of warrant liability	1,209	-
Foreign currency exchange loss	36	-
Other expense	(40)	45
Total other expense	(375)	(301)

Loss from equity method investees	(6,547)	-

Net loss	(28,985)	(8,698)

Net loss attributable to non-controlling interest	391	-

Net loss attributable to Stem Holdings	$(28,594)	$(8,698)

Net loss per share, basic and diluted	$(1.01)	$(1.05)
Weighted-average shares outstanding, basic and diluted	28,245,297	8,305,383

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2019 and 2018

 (in thousands, except for share and per share amounts)

					Total Stem
	Common Stock		Additional Paid-in	Accumulated Deficit	Holdings Shareholders’ Equity	Non-Controlling Interest	Total Shareholders’
	Shares	Amount	Capital	As Amended	As Amended	As Amended	Equity
Balance as of September 30, 2017	6,354,860	$6	$7,013	$(2,835)	$4,184	$-	$4,184
Common stock issued for cash	2,688,834	3	6,568	-	6,571	-	6,571
Beneficial conversion feature and warrants attached to convertible notes	-	-	528	-	528	-	528
Stock based compensation	1,055,416	1	5,676	-	5,677	-	5,677
Common stock issued for legal settlement	12,500	-	25	-	25	-	25
Common stock issued for options exercised	65,886	-	-	-	-	-	-
Noncontrolling interests issued for asset acquisitions	-	-	-	-	-	-	-
Net loss	-	-	-	(8,698)	(8,698)	-	(8,698)
Balance as of September 30, 2018	10,177,496	10	$19,810	$(11,533)	$8,287	$-	$8,287
Adjustments to consolidate variable interest entities	-	-	-	(257)	(257)	-	(257)
Common stock issued for cash	51,418	-	35	-	35	-	35
Common stock issued in connection with conversion of notes payable	1,430,556	1	2,574	-	2,575	-	2,575
Correction to 2018 cashless exercise of stock options	15,662	-	-	-	-	-	-
Investment in South African Ventures	8,250,000	8	14,017	-	14,025	-	14,025
Investment in West Coast Ventures	2,500,000	3	4,432	-	4,435	1,352	5,787
Investment in NVD RE	-	-	-	-	-	1,042	1,042
Issuance of common stock for related party acquisitions	12,500,000	12	-	-	12	-	12
Yerba Buena acquisition	2,492,266	2	3,487	-	3,489	-	3,489
Asset Purchase Agreement - 399 & 451 Wallis St and Applegate	7,553,723	8	5,160	-	5,168	-	5,168
Investment in YMY	187,500	-	487	-	487	721	1,208
Canaccord fee	16,666	-	35	-	35	-	35
Inducement cost to convert convertible notes	-	-	973	-	973	-	973
Issuance of common stock related to separation agreement	18,900	-	18	-	18	-	18
Stock based compensation	7,060,754	8	10,174	-	10,182	-	10,182
Net loss	-	-	-	(28,594)	(28,594)	(391)	(28,985)
Balance as of September 30, 2019	52,254,941	$52	$61,202	$(40,384)	$20,870	$2,724	$23,594

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

Going Concern

At September 30, 2019, the Company had approximate balances of cash and cash equivalents of $3.3 million, negative working capital of $2.6 million, total stockholders’ equity of $23.6 million and an accumulated deficit of $40.4 million.

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

7. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows (in thousands):

	As of September 30, 2018
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.		$-	$-	62.5%
YMY Ventures, Inc.		-	-	50.0%
	$-	$-	$-

	As of September 30, 2019 (As Amended)
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$1,042	$(53)	$989	62.5%
Western Coast Ventures, Inc.	1,352	(64)	1,288	49.0%
YMY Ventures, Inc.	721	(274)	447	50.0%
	$3,115	$(391)	$2,724

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

19. Correction of an Error

The Company incorrectly included the losses of South African Ventures, Inc. within the losses of its non-controlling interests. The Company wholly owns South African Ventures, Inc. and the losses associated with the other than temporary investment in Stempro International, Inc. were correctly included as part of equity method losses. The tables below show the corrected amounts on the balance sheet and statement of operations:

	As Originally Filed	Correction	As Amended

Stockholders’ equity
Preferred stock	$-	$-	$-
Common stock	52	-	52
Additional paid-in capital	61,202	-	61,202
Accumulated deficit	(37,082)	(3,302)	(40,384)
Total Stem Holdings stockholder equity	24.172	(3,302)	20,870
Non-controlling interest	(578)	3,302	2,724
Total stockholders’ equity	$23,594	$-	$23,594

	As Originally Filed	Correction	As Amended

Net Loss	$(28,985)	$-	$(28,985)
Net loss attributable to non-controlling interest	3,693	(3,302)	391
Net loss attributable to Stem Holdings, Inc.	(25,292)	(3,302)	(28,594)
Net loss per share, basic and diluted	(0.90)	-	(1.01)

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

Stem Holdings, Inc.
(Registrant)

By:	/s/ Adam Berk
Adam Berk
Chief Executive Officer and Director (Principal Executive Officer)

Date	March 19, 2020

By:	/s/ Steven Hubbard
Steven Hubbard
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date	March 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Adam Berk
Adam Berk
Chief Executive Officer and Director (Principal Executive Officer)

Date	March 19, 2020

By:	/s/ Steven Hubbard
Steven Hubbard
Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date	March 19, 2020

By:	/s/ Garrett M. Bender
Garrett M. Bender
Director

Date	March 19, 2020

By:	/s/ Lindy Snider
Lindy Snider
Director

Date	March 19, 2020

By:	/s/ Ellen B. Deutsch
Ellen B. Deutsch
Director

