Form 10-Q
period 2019-12-31
Stem Holdings, Inc.
filed 2020-03-19
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                        to

STEM HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	000-55751	61-1794883
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2201 NW Corporate Blvd, Suite 205, Boca Raton, FL 33431

(Address of principal executive offices) (Zip code)

Issuer’s telephone number: (561) 237-2931

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock par value $0.001	STMH	OTCQX

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. [  ]

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

There were 63,388,977 shares outstanding of registrant’s common stock, par value $0.001 per share, as of March 18, 2020.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

STEM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share amounts)

	December 31,	September 30,
	2019	2019 *
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$671	$3,339
Accounts receivable	420	427
Inventory	812	611
Prepaid expenses and other current assets	279	491
Total current assets	2,182	4,868

Property and equipment, net	15,042	14,706
Investment in equity method investees	1,762	1,771
Investments in affiliates	1,827	1,827
Deposits and other assets	86	47
Intangible assets	6,195	6,316
Goodwill	1,070	1,070
Due from related party	954	492
Total assets	$29,118	$31,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	1,276	$1,082
Convertible notes, net	2,212	1,888
Short term notes and advances	2,498	3,384
Acquisition notes payable	708	708
Derivative liability	137	158
Warrant liability	245	283
Total current liabilities	7,076	7,503

Long-term debt, mortgages	864	-
Total liabilities	7,940	7,503

Commitments and contingencies (Note 15)

Shareholders’ equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of December 31, 2019 and September 30, 2019	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of December 31, 2019 and September 30, 2019	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 52,754,211 and 52,254,941 shares issued and issuable outstanding as of December 31, 2019 and September 30, 2019, respectively	53	52
Additional paid-in capital	62,097	61,202
Accumulated deficit	(43,461)	(40,384)
Total Stem Holdings stockholder’s equity	18,689	20,870
Noncontrolling interest	2,489	2,724
Total shareholders’ equity	21,178	23,594
Total liabilities and shareholders’ equity	$29,118	$31,097

* Derived from audited information

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for share and per share amounts)

	For the Three Months Ended December 31,
	2019	2018
Revenues	$1,321	$338
Cost of goods sold	1,069	-
Gross Profit	252	338

Operating expenses:
Consulting fees	509	1,103
Professional fees	639	442
General and administration	1,990	1,578
Total operating expenses	3,138	3,123
Loss from operations	(2,886)	(2,785)

Other income (expenses), net
Interest expense	(408)	(558)
Inducement cost	-	(824)
Change in fair value of derivative liability	21	-
Change in fair value of warrant liability	39	-
Foreign currency exchange loss	(69)	-
Total other expense	(417)	(1,382)

Loss from equity method investees	(9)	-

Net loss	(3,312)	(4,167)

Net loss attributable to non-controlling interest	(235)	-

Net loss attributable to Stem Holdings	$(3,077)	$(4,167)

Net loss per share, basic and diluted	$(0.06)	$(0.30)

Weighted-average shares outstanding, basic and diluted	52,402,300	13,931,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share and per share amounts)

					Total Stem
	Common Stock		Additional Paid-in	Accumulated	Holdings Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance as of September 30, 2019	52,254,941	$52	$61,202	$(40,384)	$20,870	$2,724	$23,594
Issuance of common stock in connection with consulting agreement	5,000	-	4	-	4	-	4
Issuance of common stock in connection with asset acquisitions	394,270	-	394	-	394	-	394
Stock based compensation	100,000	1	497	-	498	-	498
Net loss	-	-	-	(3,077)	(3,077)	(235)	(3,312)
Balance as of December 31, 2019	52,754,211	$53	$62,097	$(43,461)	$18,689	$2,489	$21,178

					Total Stem
	Common Stock		Additional Paid-in	Accumulated	Holdings Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance as of September 30, 2018	10,177,496	$10	$19,810	$(11,533)	$8,287	$-	$8,287
Common stock issued in connection with conversion of notes payable	1,430,556	1	2,574	-	2,575	-	2,575
Exercise of stock options	(15,662)	-	-	-	-	-	-
Yerba Buena acquisition	1,931,506	2	4,440	-	4,442	-	4,442
Asset Purchase Agreement - 399 & 451 Wallis St and Applegate	457,191	1	978	-	979	-	979
Investment in YMY	187,500	-	450	-	450	-	450
Canaccord fee	16,666	-	35	-	35	-	35
Inducement cost to convert convertible notes	-	-	824	-	824	-	824
Debt discount for warrants	-	-	84	-	84	-	84
Issuance of Canaccord warrants	-	-	483	-	483	-	483
Stock based compensation	669,233	1	1,746	-	1,747	-	1,747
Net loss	-	-	-	(4,167)	(4,167)	-	(4,167)
Balance as of December 31, 2018	14,854,486	$15	$31,424	$(15,700)	$15,739	$-	$15,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended
	December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(3,312)	$(4,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	497	1,748
Issuance of common stock in connection with consulting agreement	4	-
Depreciation and amortization	379	221
Amortization of intangible assets	121	-
Convertible notes inducement expense	-	824
Accrued interest	37	383
Amortization of debt discount	253	-
Loss on equity method investments	9	-
Change in fair value of derivative liability	(21)	-
Change in fair value of warrant liability	(39)	-
Foreign currency translation adjustment	69	-
Changes in operating assets and liabilities:
Accounts receivable	7	-
Prepaid expenses and other current assets	69	207
Other assets	(96)	-
Notes payable	106	-
Accounts payable and accrued expenses	162	473
Deferred revenue	-	(324)
Net cash used in operating activities	(1,755)	(635)

Cash flows from investing activities
Purchase of property and equipment	(321)	(467)
Advances to related entities	(462)	(21)
Investment in equity method investees	-	(301)
Investment in affiliates	-	(14)
Net cash used in investing activities	(783)	(803)

Cash flows from financing activities
Proceeds from advance from NVDRE	-	300
Proceeds from Stem Ventures funds	-	3,493
Proceeds from notes payable and advances	-	150
Proceeds from the convertible notes, net of fees paid	-	735
Cash paid from loan fees	-	(86)
Repayments of notes payable	(130)	(121)
Net cash (used in) provided by financing activities	(130)	4,471

Net (decrease) increase in cash and cash equivalents	(2,668)	3,033
Cash and cash equivalents at the beginning of the period	3,339	761
Cash and cash equivalents at the end of the period	$671	$3,794

Supplemental disclosure of cash flow information:
Cash paid for interest	$69	$-
Supplemental disclosure of noncash activities:
Common stock issued in connection with conversion of notes payable	$-	$2,575
Transfer of deposit to fixed assets	$-	$41
Investment in Yerba Buena	$-	$4,442
Investment in YMY	$-	$450
Projects costs paid in equity	$-	$978
Building acquired from related party with equity, net of lien acquired	$394	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Incorporation and Operations and Going Concern

Stem Holdings, Inc. (“Stem” or the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company is a multi-state, vertically integrated, cannabis company that purchases, improves, leases, operates and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, California and Oklahoma. As of December 31, 2019, Stem had ownership interests in 26 state issued cannabis licenses including six (6) licenses for cannabis cultivation, three (3) licenses for cannabis production, five (5) licenses for cannabis processing, one (1) license for cannabis wholesale distribution, one (1) license for hemp production and ten (10) cannabis dispensary licenses.

Stem’s partner consumer brands are award-winning and nationally known, and include: cultivators, TJ’s Gardens, Travis X James, and Yerba Buena; retail brands, Stem and TJ’s; infused product manufacturers, Cannavore and Supernatural Honey; and a CBD company, Dose-ology. As of December 31, 2019, the Company has acquired three commercial properties and leased a fourth property, all in Oregon, and has entered into leases to related entities for these four properties (see Note 15). As of December 31, 2019, the buildout of these properties to support cannabis related operations was either complete or near completion.

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

Going Concern

At December 31, 2019, the Company had approximate balances of cash and cash equivalents of $0.7 million, negative working capital of $4.6 million, total stockholders’ equity of $21 million and an accumulated deficit of $43.5 million.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

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

These conditions raise substantial doubt as to the Company’s ability to continue as a going concern should it complete its acquisitions and investments, which it considers likely as of the date of these condensed consolidated financial statements. Should the United States Federal Government choose to begin enforcement of the provisions under the Act, the Company through its wholly owned subsidiaries could be prosecuted under the Act and the Company may have to immediately cease operations and/or be liquidated upon their closing of the acquisition or investment in entities that engage directly in the production and or sale of cannabis.

STEM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities. However, if the Company is unable to raise additional capital, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce, eliminating outside consultants and reducing legal fees to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed financial statements included herein are unaudited. Such financial statements, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending September 30, 2020 or for any other period. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and because of this, for further information, readers should refer to the financial statements and footnotes included in its Form 10-K for the fiscal year ended September 30, 2019 filed on March 2, 2020. The Company believes that the disclosures are adequate to make the interim information presented not misleading.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. The most significant estimates included in these condensed consolidated financial statements are those associated with the assumptions used to value equity instruments, valuation of its long live assets for impairment testing and the deferral of rents. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable given the circumstances that exist at the time the financial statements are prepared. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Principals of Consolidation

The Company’s policy is to consolidate all entities that it controls by ownership of a majority of the outstanding voting stock. In addition, the Company consolidates entities that meet the definition of a variable interest entity (“VIE”) for which it is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third party’s holding of equity interest is presented as noncontrolling interests in the Company’s condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ equity. The portion of net loss attributable to the noncontrolling interests is presented as net loss attributable to noncontrolling interests in the Company’s condensed consolidated statements of operations.

The accompanying unaudited condensed consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly-owned subsidiaries, Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, LLC., Stem Group Oklahoma, Inc. and Stem Holdings Florida, Inc. All material intercompany accounts, transactions, and profits have been eliminated in consolidation. Our wholly owned subsidiaries had no operations, assets or liabilities as of December 31, 2019.

STEM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2019 is as follows:

Convertible notes	1,429,050
Options to purchase common stock	2,355,416
Unvested restricted stock awards	100,000
Warrants to purchase common stock	2,241,920
6,126,386

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606), the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue for the Company’s product sales has not been adjusted for the effects of a financing component as the Company expects, at contract inception, that the period between when the Company’s transfers control of the product and when the Company receives payment will be one year or less. Product shipping and handling costs are included in cost of product sales.

Effective October 1, 2019, the Company adopted the requirements of ASU 2014-09 (ASC 606) and related amendments, using the modified retrospective method. The adoption of ASC 606 did not have a significant impact on the Company’s revenue recognition policy as revenues related to wholesale and retail revenue are recorded upon transfer of merchandise to the customer, which was the effective policy under ASC 605 previously.

The following policies reflect specific criteria for the various revenue streams of the Company:

Revenue is recognized upon transfer of retail merchandise to the customer upon sale transaction.

The Company’s sales environment is somewhat unique, in that once the product is sold to the customer (retail) or delivered (wholesale) there are essentially no returns allowed under the various state laws.

Revenue related to wholesale products is recognized upon receipt of the customer.

Disaggregation of Revenue

In the three months ended December 31, 2018, the Company’s revenue was primarily rental of land, buildings and improvements in nature, and governed primarily under ASC 840. In the three months ended December 31, 2019, all of the Company’s rental revenue is eliminated upon consolidation, and the revenue reported is primarily from the sale of cannabis and related products accounted for under ASC 606.

The following table illustrates our revenue by type related to the three months ended December 31, 2019 and 2018:

Period Ended December 31,	2019	2018
Revenue
Wholesale	$480	$-
Retail	833	-
Rental	-	338
Other	8	-
Total Revenue	$1,321	$338

Recent Accounting Guidance

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in Topic 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company’s adoption of this standard on October 1, 2019 did not have a material impact on the Company’s condensed consolidated financial condition or results of operations.

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

STEM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for the Company on October 1, 2020; however, early adoption of the ASU is permitted. The Company is still finalizing its analysis but expects to recognize additional operating liabilities of approximately $1.3 million, with corresponding ROU assets of approximately the same amount as of October 1, 2020 based on the present value of the remaining lease payments.

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

3. Property, Plant & Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2019	September 30, 2019

Land	$1,451	$1,451
Automobiles	61	61
Signage	19	19
Furniture and equipment	2,156	2,125
Leasehold improvements	3,303	3,197
Buildings and property improvements	10,297	9,719
Computer software	59	59
	17,346	16,631
Accumulated depreciation	(2,304)	(1,925)
Property and equipment, net	$15,042	$14,706

Depreciation and amortization expense was approximately $0.4 million for the three months ended December 31, 2019 and $0.2 million for the three months ended December 31, 2018.

4. Inventory

Inventory consists of the following (in thousands):

	December 31, 2019	September 30, 2019

Raw materials	$246	$169
Work-in-progress	42	42
Finished goods	524	400
Total Inventory	$812	$611

STEM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s inventory is related to five subsidiaries of which four are consolidated because of their VIE status, one is wholly owned by the Company and one subsidiary that is 50% owned by the Company. Raw materials and work-in-progress include the costs incurred for cultivation materials and live plants. Finished goods consists of cannabis products ready to be sold. There was no inventory reserve as of December 31, 2019 and September 30, 2019.

5. Asset Acquisitions

November 1, 2019, the Company received 100.0% interest in Empire Holdings, LLC (“EH”). EH leases its facilities to Kind Care, LLC. The Company purchased the property for $500,000 less the lien amount of $105,732 paid in kind and issued 394,270 shares of its common stock in satisfaction of the purchase price.

6. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows (in thousands):

	As of December 31, 2019
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$989	$(14)	$975	62.5%
Western Coast Ventures, Inc.	1,288	(73)	1,215	49.0%
YMY Ventures, Inc.	447	(148)	299	50.0%
	$2,724	$(235)	$2,489

7. Intangible Assets, net

Intangible assets as of December 31, 2019 (in thousands):

	Estimated Useful Life	Cannabis Licenses	Tradename	Customer Relationship	Non-compete	Accumulated Amortization	Net Carrying Amount
Balance as September 30, 2018		$-	$-	$-	$-	$-	$-
Balance as September 30, 2019		5,814	147	135	220	-	6,316
YMY Ventures (1)	15	-	-	-	-	(13)	(13)
Western Coast Ventures, Inc. (1)	15	-	-	-	-	(41)	(41)
Yerba Buena	3-15 years	-	-	-	-	(63)	(63)
Other	5	-	-	-	-	(4)	(4)
Balance as December 31, 2019		$5,814	$147	$135	$220	$(121)	$6,195

(1) These represent provisional licenses that the Company acquired during the fiscal years ended September 30, 2019 and 2018. Once these licenses are approved by their respective regulatory bodies, the Company will amortize these cannabis licenses over a 15-year estimated useful life.

STEM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Related party

In the period ended December 31, 2019, the Company advanced funds to two related parties. Approximately $272 was advanced to Consolidated Ventures of Oregon for operating expenses. In addition, the Company advanced $190 to Community Growth Ventures (see Note 16) for start up expenses associated with the building of a dispensary.

Management has yet to determine if the $190 that was advanced will be eliminated in consolidation in future periods.

9. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31, 2019	September 30, 2019
Accounts payable	$991	$707
Accrued credit cards	28	31
Accrued interest	37	106
Other	220	238
Total Accounts Payable and Accrued Expenses	$1,276	$1,082

10. Notes Payable and Advances

The following table summarizes the Company’s short-term notes, mortgages, and advances as of December 31, 2019 and September 30, 2019 (in thousands):

	December 31, 2019	September 30, 2019
Equipment financing	$28	$33
Insurance financing	71	160
Mortgages and liens payable	2,263	2,191
Promissory note	1,000	1,000
	$3,362	$3,384
Acquisition notes payable	708	708
Total notes payable and advances	$4,070	$4,092
Long-term mortgages	864
Current Portion	$3,206

Equipment financing

Effective May 29, 2018, the Company entered into a 24-month premium finance agreement in consideration for a MT85 wide track loader in the principal amount of $27,844. The note bears no annual interest rate and requires the Company to make 24 monthly payments of $1,160 over the term of the note. As of December 31, 2019, the obligation outstanding is $5,800. No amount was recorded for the premium for the non- interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of December 31, 2019, the obligation outstanding is $7,080. No amount was recorded for the premium for the non-interest bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

November 2017, the Company entered into a promissory note in the amount of $21,749 from a vendor of the Company to finance the acquisition of a security electronics system in one of its properties. The promissory note bears an interest rate of 18% per annum and also contains a 10% servicing fee. The note matures 24 months after issuance and is secured by certain security electronics purchased with proceeds of the note. This vendor is currently in a restructuring and is likely to go out of business. As of September 30, 2019, the Company has been notified that the vendor holding the note is in bankruptcy and during the year ended September 30, 2019, the Company withheld payment under the note. The obligation remains outstanding at $14,950 as of December 31, 2019.

STEM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Insurance financing

Effective July 31, 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $63,101. The note bears an annual interest rate of 7.63% and requires the Company to make ten monthly payments of $4,582 over the term of the note. As of December 31, 2019, the obligation outstanding is $27,494.

Effective July 31, 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $78,900. The note bears an annual interest rate of 7.25% and requires the Company to make ten monthly payments of $5,756 over the term of the note. As of December 31, 2019, the obligation outstanding is $34,535.

Effective March 8, 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $5,975. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $513 over the term of the note. As of December 31, 2019, the obligation outstanding is $636.

Effective May 24, 2019, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $11,440. The note bears an annual interest rate of 8.7% and requires the Company to make 9 monthly payments of $1,322 over the term of the note. As of December 31, 2019, the obligation outstanding is $2,645.

Effective December 5, 2019, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $9,490. The note bears an annual interest rate of 8.7% and requires the Company to make 9 monthly payments of $685 over the term of the note. As of December 31, 2019, the obligation outstanding is $6,161.

Notes payable

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

Mortgages payable

On January 16, 2018 the Company consummated a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. No amount was recorded for the premium for the below market rate feature of the note as it was immaterial. The note is secured by a deed of trust on the property. The Company performed an analysis and determined that the rate obtained was below market, however, no premium was recorded as the Company determined it was immaterial. At December 31, 2019, the balance due is $993,000.

On February 28, 2018, the Company executed a $550,000 mortgage payable on the Willamette property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began March 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on March 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $28,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of December 31, 2019, $550,000 was outstanding under this mortgage.

In March 2020, the Company completed a refinance of this mortgage. In the refinance, the Company entered into a mortgage, secured by the property with an additional personal guaranty of the CEO of the Company, for $700,000 with an annual interest rate of 15%, paid points at closing totaling $42,000 and a maturity date of March 31, 2022. The Company has included the mortgage outstanding as of December 31, 2019 in long-term liabilities as a result of the success refinance.

STEM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 4, 2018, the Company executed a $314,000 mortgage payable on the Powell property to acquire additional funds. At closing $75,000 of the proceeds was put into escrow. The mortgage bears interest at 15% per annum. Monthly interest only payments began May 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company plaid costs of approximately $19,000 to close on the mortgage. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of December 31, 2019, $314,000 was outstanding under this mortgage.

In January 2020, the Company completed a refinance of this mortgage. In the refinance, the Company entered into a mortgage, secured by the property with an additional personal guaranty of the CEO plus an assignment of the right and title in all of CEO’s common shares of the Company as collateral under the mortgage, for $400,000 with an annual interest rate of 15%, paid points at closing totaling $24,000 and a maturity date of January 31, 2022. The Company has included the mortgage outstanding as of December 31, 2019 in long-term liabilities as a result of the success refinance.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. At December 31, 2019, the balance due totals $300,000.

Acquisition Notes Payable

In April 2019, the Company entered into a promissory note with a principal balance of $0.4 million related to its acquisition of Yerba Buena, Oregon LLC. The note was issued on April 8, 2019 and is due on April 8, 2021. The note has a coupon interest rate of 8%. As of December 31, 2019, the Company has not made any principal and interest payments.

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY. In connection with this agreement, the Company recorded a note payable of approximately $0.3 million. As of December 31, 2019, the Company has not made any payments related to this note.

11. Convertible debt

8% Convertible notes

Six-month term

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

In connection with the issuance of the convertible promissory notes, the Company issued the Note Holders common stock purchase warrants with a three year term from the issuance date, providing the Note Holders the right to purchase 97,500 shares of the Company’s common stock at $2.50 per share, with standard anti-dilution protection. After allocating issuance proceeds to the warrant liability, the effective conversion price of the convertible promissory notes was below the quoted market price of the Company’s common stock. As such, the Company recognized beneficial conversion feature equal to the intrinsic value of the conversion feature on the issuance date, resulting in an additional discount to the initial carrying value of the convertible promissory notes of approximately $0.5 million with a corresponding credit to additional paid-in capital. As of December 31, 2019 the remaining balance of the warrant liability for these debentures is $23,844.

STEM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Twelve-month term

In May and June 2018, the Company issued senior unsecured convertible notes with a principal balance of $1.5 million to accredited investors (the “Note Holders”). The notes matured in May 2019 and had an annual rate of interest at 8%. Accrued interest was payable quarterly in arrears on the fifth day of each calendar quarter. The notes ranked senior to all obligations not designated as a primary obligation by the Company. The Note Holders were entitled to convert all or any amount of the principal balance then outstanding into shares of the Company’s common stock at a conversion price of $2.50 per share. On November 1, 2018, the Company reduced the conversion price from $2.50 per share to $1.80 per share as an inducement for the Note Holders to convert the notes. Since the notes are optionally convertible by the Note Holders, were issued at par value and did not contain any detachable instruments, the effective conversion price is equal to the stated conversion price of $1.80 per share. The Company recognized an inducement cost associated with the conversion of the convertible promissory notes of approximately $0.9 million with a corresponding credit to additional paid-in capital.

During October 2018, the Note Holders fully converted the notes into 833,333 shares of the Company’s common stock and the debt discount related to the notes was fully amortized.

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

STEM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

STEM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Canaccord convertible notes and the subsequent fair value measurement during the three months ended December 31, 2019 in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance at September 30, 2019	$42	$158
Change in fair value	(7)	(21)
Balance at December 31, 2019	$35	$137

The table below shows the net amount of convertible notes as of December 31, 2019 in USD (in thousands):

December 31, 2019
Principal value of 8%, convertible at $2.27 at December 31, 2019, due December 27, 2020 including penalty provision of $155,239	$3,309
Fair value of bifurcated contingent put option of convertible debenture	137
Debt discount	(1,062)
Cumulative foreign currency impact	(35)
Carrying value of convertible notes	$2,349
Total long-term carrying value of convertible notes	$2,349

12. Fair Value Measurements

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2019 (in thousands):

	Fair value measured at December 31, 2019
	Fair Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$245	$-	$-	$245
Embedded derivative liability	137	-	-	137
Total fair value	$382	$-	$-	$382

There were no transfers between Level 1, 2 or 3 during the three months ended December 31, 2019.

STEM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended December 31, 2019. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant Liability	Derivative Liability	Total
Balance – September 30, 2019	$283	$158	$441
Warrants granted for stock-based compensation	-	-	-
Change in fair value	(38)	(21)	(59)
Balance - December 31, 2019	$245	$137	$382

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of December 30, 2019 is as follows:

Warrant Liability
As of December 31, 2019
Strike price	$2.97
Contractual term (years)	1.6
Volatility (annual)	104%
Risk-free rate	2%
Dividend yield (per share)	0%

	Embedded Derivative Liability
	As of December 31, 2019	As of September 30, 2019
Strike price	$.87	$0.80
Contractual term (years)	.90	1.2
Volatility (annual)	85%	85%
Risk-free rate	2%	2%
Dividend yield (per share)	0%	0%
Credit spread	11.12%	11.12%

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

13. Shareholders’ Equity

Preferred shares

The Company had two series of preferred shares designated with no preferred shares issued and outstanding as of December 31, 2019 and September 30, 2019.

STEM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common shares

During the three months ended December 31, 2019, the Company issued 394,270 shares of its common stock in connection with a Membership Interest Purchase Agreement for real property located in Eugene, Oregon. The agreed upon purchase price was $500,000 less the lien of $105,732. The Company acquired the property from a related party and recorded the building at its carrying value of approximately $500,000. In connection with this transaction the Company issued 394,270 common shares at $1.00 per share.

Common stock issuances for compensation:

During the three months ended December 31, 2019, the Company issued 5,000 shares of its common stock related to a consulting agreement for a fair value of approximately $4,000 or $0.89 per share.

14. Stock Based Compensation

Stock Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options for options granted in 2019. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The fair value of options granted during the three months ended December 31, 2019 were estimated using the following weighted-average assumptions:

Options:

For the Three Months Ended December 31, 2019
Exercise price	$0.89 - $1.25
Expected term (years)	2.0 - 4.0
Expected stock price volatility	105.8% - 115.9
Risk-free rate of interest	2%
Expected dividend rate	0%

A summary of option activity under the Company’s stock option plan for three months ended December 31, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2019	3,210,416	$2.45	$-	2.1
Granted	1,262,500	$1.19	$-	2.3
Outstanding as of December 31, 2019	4,472,916	$2.09	$-	2.0

Options vested and exercisable	3,712,916	$2.28	$-	1.8

Estimated future stock-based compensation expense relating to unvested stock options was approximately $0.3 million as of December 31, 2019. Weighted average remaining contractual life of the options is 2.0 years.

STEM  HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended December 31, 2019 and 2018 was comprised of the following (in thousands):

	Three months ended December 31,
	2019	2018
Stock grants	$82	$1,355
Stock options	415	308
Warrants	-	85
Total stock-based compensation	$497	$1,748

In the 4th quarter of fiscal year ended September 30, 2019, the Company changed its policy for recognizing prepaid fully vested non-employee stock-based compensation. Historically, the Company would initially record a prepaid asset based upon the fair value of the award on the grant date and subsequently record this award over an implicit service period. The Company now expenses at grant all fully vested non-employee stock-based compensation on the grant date as there is no substantive future service period on the grant date. This change in accounting method was applied retrospectively, and this change resulted in an increase in stock based compensation of $147 for the quarter ended December 31, 2018. This change increased the loss per share by $(0.01) from $(0.29) loss per share to $(0.30) per share for the quarter ended December 31, 2018.

15. Commitments and Contingencies

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, this also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth. In the period ended December 31, 2019, the Company’s accounts with a major money center bank were closed as the bank would not allow the Company to continue to use its banking network.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

As of December 31, 2019, the Company has acquired interests in several entities. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States and Eswatini. As of December 31, 2019, Company estimates that its investees will need up to approximately $2.5 million to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development.

16. Subsequent Events

In January 2020, the Company entered into two promissory notes totaling $500,000 payable in full on the ninth month anniversary. These notes bear an interest rate of 1 percent per month and Payee will receive 50,000 warrants at 0.85 cents strike price with a duration of five years.

In January 2020, the Company entered into two promissory notes totaling $500,000 payable in full on the sixth month anniversary. This note bears an interest rate of 1 percent per month and Payee will receive 50,000 warrants at 0.85 cents strike price with a duration of five years.

Effective January 2019, the Company entered into a one-year Board Member agreement, and as part of that agreement for services agreed to issue 250,000 shares of the Company’s common stock and 250,000 options priced at $1.00.

On January 7, 2020, the Company, completed a joint venture with Community Growth Partners, Inc. (“CGP”), a vertically-integrated cannabis company with provisional licensed operations in Massachusetts. The Massachusetts Cannabis Control Commission recently awarded CGP three provisional cannabis licenses for cultivation, manufacturing and retail – making CGP one of the Commonwealth’s first women- and minority-founded and owned businesses to become approved as a vertically-integrated cannabis operation. Stem will acquire 49% of CGP’s common stock and will then provide a $2 million revolving line of credit for future expansion into Massachusetts. The agreements are subject to approval of the Massachusetts Cannabis Control Commission and other local state authorities.

In March 2020, the Company entered into a six-month consulting agreement, and as part of that agreement for professional services, agreed to issue a total of 350,000 shares of the Company’s common stock and $100,000 cash compensation. Pursuant to the agreement, all 350,000 shares of common stock will be restricted securities.

In March 2020, the Company executed a $1,585,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began April 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2023, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $120,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company.

In March 2020, the Company acquired Seven Leaf Ventures Corp. (“7LV”), a private Alberta corporation, and its subsidiaries, pursuant to the terms of a share purchase agreement dated March 6, 2020. 7LV owns Foothills Health and Wellness, a medical dispensary, in the greater Sacramento, California area. In connection with the acquisition, the Company issued 11,999,008 shares of common stock to former shareholders of 7LV (“7LV Shares”). The Company issued an aggregate 682,000 shares and replacement 10% unsecured convertible debentures in the aggregate principal amount of C$3,410,000 (the “Replacement Debentures”), convertible into shares at a conversion price of C$1.67 per share at any time prior to May 3, 2021, to former holders of unsecured convertible debentures of 7LV. As part of the Acquisition, the Company assumed the obligations of 7LV with respect to the common share purchase warrants of 7LV outstanding on the closing of the acquisition, subject to appropriate adjustments to reflect the exchange ratio. Accordingly, the Company has assumed 1,022,915 common share purchase warrants (the “Warrants”), exercisable into shares at an exercise price of C$2.08 per share at any time prior to May 3, 2021, 299,975 Warrants, exercisable into shares at an exercise price of C$4.17 per share at any time prior to December 31, 2020 and 999,923 Warrants, exercisable into shares at an exercise price of C$0.50 at any time prior to October 10, 2020. Following the completion of the acquisition, 7LV is now a wholly-owned subsidiary of the Company. Certain shareholders of 7LV, who collectively held approximately 74.5% of the 7LV Shares outstanding at the closing of the acquisition, have agreed to a contractual lock-up pursuant to which such shareholders will not transfer 25% of the Company’s shares received as part of the acquisition until approximately 90 days following the acquisition by 7LV of the Sacramento California Dispensary.

In March 2020, the Company’s Board of Directors elected to propose to the holders of the Canaccord 8% convertible debentures and warrants a reduction in their conversion and exercise prices, respectively.  The Company has proposed to reduce the conversion price for each convertible debentures to CDN 1.50 ($1.04 based on March 19, 2020 spot forex from CAD to USD) and to reduce the exercise price of the warrants to CDN 1.15 ($0.79 based on March 19, 2020 spot forex from CAD to USD).  In accordance with the requirements under the convertible notes and warrants, the Company will hold a special meeting on April 7, 2020 in which the holders will be able to participate and vote on the changes noted above.

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

For the three months ended December 31, 2019, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the three months ended December 31, 2019 and 2018, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

Results of Operations

The operations of the Company have changed dramatically over the past year and therefore the results presented herein in this management’s discussion and analysis are not directly comparable. For the three months ended December 31, 2018, our results are only for Stem Holdings, Inc. and they comprise only real estate rental and general and administrative operations. At this time, the results of operations and financial position for the variable interest entities and affiliates we consolidated at our 2019 fiscal year end and ongoing into the 1st quarter of fiscal 2020, were immaterial and therefore not included in the three months ended December 31, 2018. In the three months ended December 31, 2019, none of our results encompass real estate rental operations. The entirety of our operations now result directly from our cultivation, production and sale operations for cannabis and related products. In addition, we have in this period expanded beyond the state of Oregon, and in the three months ended December 31, 2019, our results include operations in the state of Oregon, California, and Nevada.

	For the Three Months Ended December 31,
($ in thousands)	2019	2018
Revenue	$1,321	$338
Net (loss)	(3,312)	(4,167)
Basic and diliuted earnings (loss) per share	(0.06)	(0.30)

Comparison of the results of operations for the three months ended December 31, 2019 compared to the three months ended December 31, 2018

The Company had revenues during the three months ended December 31, 2019 of $1,321 compared with $338 for the comparable period of 2018, the increase in revenue was primarily related to the acquisition Yerba and the consolidation of four related entities.

Cost of goods for the three months ended December 31, 2019 amounted to approximately $1,069 compared to $0 in the comparable period of the prior year. These costs include both the cost of finished product purchased for retail and the cost of cultivation and processing for the grow facilities and sold at the wholesale level.

In the three months ended December 31, 2019, we incurred consulting costs of approximately $509 compared to approximately $1,103 in the comparable period of the prior year. The decrease in consulting fees was attributed to a reduction of stock based expenses for consultants. We expended those fees as we have yet to build up a significant employee base and currently outsource certain tasks to consultants. We expect in the upcoming year to increase our consulting fees as we continue to grow, even though we do expect to increase staffing, as we do not expect that growth will be commensurate with our growth from operations in the near term.

In the three months ended December 31, 2019, we incurred professional fees of approximately $639 compared to approximately $442 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services that pertains to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In the three months ended December 31, 2019, we incurred general and administrative costs of approximately $1,990 compared to approximately $1,578. This increase relates primarily to an increase costs related to the inclusion of certain entities due to their being variable interest entities plus the acquisition of the assets, liabilities and operations of Yerba Oregon, LLC in June 2019.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of approximately $671 as of December 31, 2019. Our primary uses of cash have been for salaries, fees paid to third parties for professional services, insurance, general and administrative expenses, investment in entities engaged in the cultivation, production and sale of cannabis and related rental properties for those entities and the acquisitions and development of rental properties and their improvement. All funds received have been expended in the furtherance of growing the business. We have received funds from financing activities such as from equity offerings and debt financing as well as the proceeds from the acquisition of entities with significant cash holdings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our continued development of our cultivation, production and sale of cannabis:
●	Acquisition and buildout of rental properties;
●	Addition of administrative and sales personnel as the business grows and
●	The cost of being a public company.

Subsequent to December 31, 2019, we have raised an additional $1 million in funds from the issuance of promissory notes in our private placements. Our efforts to raise additional capital are ongoing and we expect to continue our efforts in the following quarters.

With respect to the company’s investments in the projects pertaining to the equity method investee’s and affiliates, we have committed that we need to spend an estimated $2.5 million in expansion, buildout and improvements potentially in the near term. These capital expenditures are contingent upon several factors including the Company obtaining financing for the development of the properties and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company.

The Company has entered into a joint venture in which the Company has extended a $2.5 million line of credit for Community Growth Partners Holdings, Inc. (“CGP”). The Company is obligated to fund at the request of CGP. The Company does not currently have the funds available to fund the entire commitment. The line of credit requires no repayment until each of two separate retail stores are opened and six months of operations occur.  If neither store opens, then no amounts are repayable, which may happen.

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

Cash Flow

For the three months ended December 31, 2019 and 2018

Net cash flows used in operating activities was approximately $1,755 for the three months ended December 31,2019 as compared net cash flow used in operating activities to approximately $635 for the three months ended December 31, 2018, a change of approximately $1,120.

●	Net cash flow used in operating activities for the three months ended December 31, 2019 primarily reflected a net loss before losses of equity method investees of approximately $3,312 adjusted for the add-back of non-cash items consisting of depreciation and amortization of approximately $500, stock-based compensation expense of approximately $497, non-cash interest of approximately $37, amortization of debt discount of $253, and foreign currency translation adjustment of $69 offset by a change operating assets and liabilities consisting of an increase in accounts receivable of approximately $7, an increase in prepaid expenses and other current assets of $69, a decrease in other assets of $500 and net changes in other operating liabilities of approximately $268.

●	Net cash flow used in investing activities for the three months ended December 31, 2019 amounted to approximately $783 as compared to approximately $803 for the three months ended December 31, 2018. Net cash flow used in investing activities for the three months ended December 31, 2019 consisted of approximately $321 used in the development of leased properties including the expansion of rentable space, upgrading irrigation, ventilation, plumbing and electrical systems, and the purchase of property and equipment. The Company advanced $462 to related entities in the period.

●	Net cash used in financing activities was approximately $130 for the three months ended December 31, 2019 as compared to net cash provided by financing activities of approximately $4,471 for the three months ended December 31, 2018. During the three months ended December 31, 2019, we made payments on several equipment and insurance obligations.

CRITICAL ACCOUNTING POLICIES

Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed financial statements included herein are unaudited. Such financial statements, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending September 30, 2020 or for any other period. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and because of this, for further information, readers should refer to the financial statements and footnotes included in our Form 10-K for the fiscal year ended September 30, 2019 filed with the Securities and Exchange Commission on March 2, 2020. The Company believes that the disclosures are adequate to make the interim information presented not misleading.

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

Revenue recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606), the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue for the Company’s product sales has not been adjusted for the effects of a financing component as the Company expects, at contract inception, that the period between when the Company’s transfers control of the product and when the Company receives payment will be one year or less. Product shipping and handling costs are included in cost of product sales.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, this also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth. In the period ended December 31, 2019, the Company’s accounts with a major money center bank were closed as the bank would not allow the Company to continue to use its banking network.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

As of December 31, 2019, the Company has acquired interests in several entities. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States and Eswatini. As of December 31, 2019, Company estimates that its investees will need up to approximately $2.5 million to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Stem between October 1, 2019 and March 17, 2020:

	Security	No. Shares

Services	Common Stock	0
Compensation	Common Stock	0
Acquisitions	Common Stock	11,834,034
Cancelled	Common Stock	(700,000)
Total		11,134,034

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

STEM HOLDINGS, INC.

March 19, 2020	By:	/s/ Adam Berk
Adam Berk, President and Chief Executive Officer

