Form 10-Q
period 2020-03-31
Stem Holdings, Inc.
filed 2020-05-15
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2020

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

There were 64,642,993 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 14, 2020.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

STEM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share amounts)

	March 31,	September 30,
	2020	2019*
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,848	$3,339
Accounts receivable	548	427
Note receivable	750
Inventory	955	611
Prepaid expenses and other current assets	456	491
Total current assets	4,557	4,868

Property and equipment, net	14,697	14,706
Investment in equity method investees	287	1,771
Investments in affiliates	1,828	1,827
Deposits and other assets	50	47
Intangible assets	10,533	6,316
Goodwill	11,613	1,070
Due from related party	891	492
Total assets	44,456	$31,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	2,693	$1,082
Convertible notes, net	5,629	1,888
Short term notes and advances	2,545	3,384
Acquisition notes payable	708	708
Due to related party	490	-
Derivative liability	16	158
Warrant liability	1,417	283
Total current liabilities	13,498	7,503

Long-term debt, mortgages	3,085	-
Total liabilities	16,583	7,503

Commitments and contingencies (Note 15)

Shareholders’ equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of December 31, 2019 and September 30, 2019	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of December 31, 2019 and September 30, 2019	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 66,211,741 and 52,254,941 shares issued, issuable and outstanding as of December 31, 2019 and September 30, 2019, respectively	66	52
Additional paid-in capital	73,554	61,202
Accumulated deficit	(48,126)	(40,384)
Total Stem Holdings stockholder’s equity	25,494	20,870
Noncontrolling interest	2,379	2,724
Total shareholders’ equity	27,873	23,594
Total liabilities and shareholders’ equity	$44,456	$31,097

* Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STEM HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for share and per share amounts)

	For the Three Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Total Revenue	$2,298	$354	$3,619	$692
COGS	$1,573	-	2,642	-
Gross Profit	725	354	977	692

Operating expenses:
Consulting fees	1,398	1,137	1,907	2,240
Professional fees	884	409	1,523	851
General and administration	2,068	1,202	4,058	2,780
Total operating expenses	4,350	2,748	7,488	5,871
Loss from operations	(3,625)	(2,394)	(6,511)	(5,179)

Other income (expenses), net
Interest expense	(863)	(241)	(1,271)	(799)
Interest income	-	-	-	-
Inducement cost	-	-	-	(824)
Change in fair value of derivative liability	121	-	142	-
Change in fair value of warrant liability	(254)	-	(215)	-
Foreign currency exchange gain	89	-	21
Total other income (expense)	(907)	(241)	(1,324)	(1,623)

Loss from equity method investees	(243)	(158)	(252)	(158)

Net loss	(4,775)	(2,793)	$(8,087)	$(6,960)

Net loss attributable to non-controlling interest	(110)	-	$(345)	$-

Net loss attributable to Stem Holdings	$(4,665)	$(2,793)	$(7,742)	$(6,960)

Net loss per share, basic and diluted	$(0.08)	$(0.18)	$(0.14)	$(0.47)
Weighted-average shares outstanding, basic and diluted	57,224,658	15,398,732	54,920,125	14,656,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STEM HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share and per share amounts

					Total Stem
	Common Stock		Additional Paid-in	Accumulated	Holdings Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance as of September 30, 2019	52,254,941	$52	$61,202	$(40,384)	$20,870	$2,724	$23,594
Issuance of common stock in connection with consulting agreement	5,000	-	4	-	4	-	4
Issuance of common stock in connection with asset acquisitions	394,270	-	394	-	394	-	394
Stock based compensation	100,000	1	497	-	498	-	498
Net loss	-	-	-	(3,077)	(3,077)	(235)	(3,312)
Balance as of December 31, 2019	52,754,211	$53	$62,097	$(43,461)	$18,689	$2,489	$21,178
Issuance of common stock in connection with consulting agreement	970,416	1	1,548		1,549	-	1,549
Cancellation of common stock in connection with consulting agreement	(700,000)	(1)	(699)	-	(700)	-	(700)
Issuance of common stock in connection with asset acquisitions	12,681,008	13	10,009	-	10,022	-	10,022
Stock based compensation	303,756	-	47	-	47	-	47
Issuance of common stock related to interest on convertible notes	202,350	-	121	-	121	-	121
Derivatives		-	431	-	431	-	431
Net loss				(4,665)	(4,665)	$(110)	(4,775)
Balance as of March 31, 2020	66,211,741	$66	$73,554	$(48,126)	$25,494	$2,379	$27,873

					Total Stem
	Common Stock		Additional Paid-in	Accumulated	Holdings Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance as of September 30, 2018	10,177,496	$10	$19,810	$(11,533)	$8,287	$-	$8,287
Common stock issued in connection with conversion of notes payable	1,430,556	1	2,574	-	2,575	-	2,575
Exercise of stock options	(15,662)	-	-	-	-	-	-
Yerba Buena acquisition	1,931,506	2	4,440	-	4,442	-	4,442
Asset Purchase Agreement - 399 & 451 Wallis St and Applegate	457,191	-	978	-	979	-	979
Investment in YMY	187,500	-	450	-	450	-	450
Canaccord fee	16,666	-	35	-	35	-	35
Inducement cost to convert convertible notes	-	-	824	-	824	-	824
Debt discount for warrants	-	-	84	-	84	-	84
Issuance of Canaccord warrants	-	-	483	-	483	-	483
Stock based compensation	669,233	1	1,746	-	1,747	-	1,747
Net loss	-	-	-	(4,167)	(4,167)	-	(4,167)
Balance as of December 31, 2018	14,854,486	$15	$31,424	$(15,700)	$15,739	$-	$15,739
Stock based compensation	493,329	1	1,289		1,289		1,289
Common stock issued for investment (South African Ventures)	8,250,000	8	14,017		14,025		14,025
Debt discount for warrants			1,027		1,027		1,027
Net loss				(2,793)	(2,793)		(2,793)
Balance as of March 31, 2019	23,597,815	$24	$47,757	$(18,493)	$29,287		$29,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STEM HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended
	March
	2020	2019
Cash flows from operating activities
Net loss	$(8,087)	$(6,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,907	3,036
Depreciation and amortization	1,027	457
Non-cash interest	432	591
Loss from equity method investees	252	824
Change in fair value of derivative liability	73	-
Foreign currency translation adjustment	(21)	-
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(94)	-
Prepaid expenses and other current assets	357	(106)
Inventory	(213)	-
Other assets	(3)	-
Accounts payable and accrued expenses	575	100
Deferred revenue	-	(649)
Net cash used in operating activities	(3,795)	(2,707)

Cash flows from investing activities
Purchase of property and equipment	(366)	(755)
Advances to related entities	(750)	-
Return of cash for equity method investees	231	(970)
Cash acquired in acquisition, net of cash transferred	81	4,757
Project costs	-	(27)
Related party advances received	490	-
Related party advances made	(399)	-
Investment in affiliates	-	(362)
Net cash used in investing activities	(713)	2,643

Cash flows from financing activities
Proceeds from advance from NVDRE	-	300
Proceeds from Stem Ventures funds	-	3,493
Proceeds from West Coast Venture funds	-	1,999
Proceeds from notes payable and advances	4,085	150
Proceeds from the convertible notes, net of fees paid	-	2,357
Other	81	-
Cash paid from loan fees	-	(103)
Repayments of notes payable	(1,149)	(236)
Net cash (used in) provided by financing activities	3,017	7,960

Net (decrease) increase in cash and cash equivalents	(1,491)	7,896
Cash and cash equivalents at the beginning of the period	3,339	761
Cash and cash equivalents at the end of the period	$1,848	$8,657

Supplemental disclosure of cash flow information:
Cash paid for interest	$288	$119
Supplemental disclosure of noncash activities:
Financed insurance	$310	$266
Conversion of debt and accrued interest to equity	$121	$2,575
Transfer of deposits to fixed assets	$-	$41
Stock based compensation posted to prepaid expense	$-	$1,625
Deposit YMY stock	$-	$450
Deposit Yerba Oregon stock	$-	$4,442
Stock acquisition of South African Ventures	$-	$14,025
Debt discount from warrants and beneficial conversion features	$-	$1,912
Projects costs paid in equity	$-	$978
Stock acquisition of Seven LV	$14,025	$-
Building acquired from related party with equity, net of lien acquired	$394	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Incorporation and Operations and Going Concern

Stem Holdings, Inc. (“Stem” or the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company is a multi-state, vertically integrated, cannabis company that purchases, improves, leases, operates and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, California and Oklahoma. As of March 31, 2020, Stem had ownership interests in 26 state issued cannabis licenses including six (6) licenses for cannabis cultivation, three (3) licenses for cannabis production, five (5) licenses for cannabis processing, one (1) license for cannabis wholesale distribution, one (1) license for hemp production and ten (10) cannabis dispensary licenses.

Stem’s partner consumer brands are award-winning and nationally known, and include: cultivators, TJ’s Gardens, Travis X James, and Yerba Buena; retail brands, Stem and TJ’s; infused product manufacturers, Cannavore and Supernatural Honey; and a CBD company, Dose-ology. As of March 31, 2020, the Company has acquired six commercial properties and leased a seventh property, located in Oregon and Nevada, and has entered into leases to related entities for these properties (see Note 15). As of March 31, 2020, the buildout of these properties to support cannabis related operations was either complete or near completion.

The Company has incorporated six wholly-owned subsidiaries –Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, LLC., Stem Group Oklahoma, Inc. and Stem Holdings Florida, Inc. Stem, through its subsidiaries, is currently in the process of finalizing the investment in and acquisition of entities that engage directly in the production and sale of cannabis, thereby transitioning from a real estate company, with a focus on cannabis industry tenants, to a vertically integrated, multi-state cannabis operating company.

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQX under the symbol “STMH”.

Going Concern

At March 31, 2020, the Company had approximate balances of cash and cash equivalents of $1.8 million, negative working capital of $8.9 million, total stockholders’ equity of $28 million and an accumulated deficit of $48 million.

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

On January 4, 2018, the office of the Attorney General published a memo regarding cannabis enforcement that rescinds directives promulgated under former President Obama that eased federal enforcement. In a January 8, 2018 memo, Jefferson B. Sessions, then Attorney General of the United States, indicated enforcement decisions will be left up to the U.S. Attorney’s in their respective states clearly indicating that the burden is with “federal prosecutors deciding which cases to prosecute by weighing all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of federal prosecution, and the cumulative impact of particular crimes on the community.” Subsequently, in April 2018, President Trump promised to support congressional efforts to protect states that have legalized the cultivation, sale and possession of cannabis, however, a bill has not yet been finalized in order to implement legislation that would, in effect, make clear the federal government cannot interfere with states that have voted to legalize cannabis. Further in December 2018, the US Congress passed legislation, which the President signed on December 20, 2018, removing hemp from being included with Cannabis in Schedule I of the Act.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. The existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations disruptions to our retail operations and ou9r ability to collect rent from the properties which we own, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects throughout our business. If we need to close any of our facilities or a critical number of our employees become too ill to work, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the markets in which we operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2020 is as follows:

Convertible notes	4,302,231
Options to purchase common stock	4,747,916
Unvested restricted stock awards	1,374,172
Warrants to purchase common stock	4,564,733
14,989,052

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

Disaggregation of Revenue

In the three and six months ended March 31, 2019, the Company’s revenue was primarily rental of land, buildings and improvements in nature, and governed primarily under ASC 840. In the three and six months ended March 31, 2020, all of the Company’s rental revenue is eliminated upon consolidation, and the revenue reported is primarily from the sale of cannabis and related products accounted for under ASC 606.

The following table illustrates our revenue by type related to the three months ended March 31, 2020 and 2019:

Three Months Ended March 31,	2020	2019
Revenue
Wholesale	$827	$-
Retail	1,462	30
Rental	7	324
Other	2	-
Total Revenue	$2,298	$354

The following table illustrates our revenue by type related to the six months ended March 31, 2020 and 2019:

Six Months Ended March 31,	2020	2019
Revenue
Wholesale	$1,307	$-
Retail	2,294	30
Rental	15	662
Other	3	-
Total Revenue	$3,619	$692

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

3. Property, Plant & Equipment

Property and equipment consist of the following (in thousands):

	March 31,	September 30,
	2019	2019

Land	$1,451	$1,451
Automobiles	61	61
Signage	19	19
Furniture and equipment	2,170	2,125
Leasehold improvements	3,306	3,197
Buildings and property improvements	10,323	9,719
Computer software	59	59
	17,389	16,631
Accumulated depreciation	(2,692)	(1,925)
Property and equipment, net	$14,697	$14,706

Depreciation and amortization expense was approximately $0.4 million and $0.8 million for the three and six months ended March 31, 2020.

Depreciation and amortization expense was approximately $0.2 million and $0.5 million for the three and six months ended March 31, 2019.

4. Inventory

Inventory consists of the following (in thousands):

	December 31,	September 30,
	2019	2019

Raw materials	$179	$169
Work-in-progress		42
Finished goods	776	400
Total Inventory	$955	$611

The Company’s inventory is related to seven subsidiaries of which four are consolidated because of their VIE status, two are wholly owned by the Company and one subsidiary that is 50% owned by the Company. Raw materials and work-in-progress include the costs incurred for cultivation materials and live plants. Finished goods consists of cannabis products ready to be sold. There was no inventory reserve as of March 31, 2020 and September 30, 2019.

5. Asset Acquisitions

November 1, 2019, the Company received 100.0% interest in Empire Holdings, LLC (“EH”). EH leases its facilities to Kind Care, LLC. The Company purchased the property for $500,000 less the lien amount of $105,732 paid in kind and issued 394,270 shares of its common stock in satisfaction of the purchase price.

In March 2020, the Company acquired Seven Leaf Ventures Corp. (“7LV”), a private Alberta corporation, and its subsidiaries, pursuant to the terms of a share purchase agreement dated March 6, 2020. 7LV owns Foothills Health and Wellness, a medical dispensary, in the greater Sacramento, California area. In connection with the acquisition, the Company issued 11,999,008 shares of common stock to former shareholders of 7LV (“7LV Shares”). The Company issued an aggregate 682,000 shares and replacement 10% unsecured convertible debentures in the aggregate principal amount of C4,571,170 ($3,410,000 USD) (the “Replacement Debentures”), convertible into shares at a conversion price of C$1.67 per share at any time prior to May 3, 2021, to former holders of unsecured convertible debentures of 7LV. As part of the Acquisition, the Company assumed the obligations of 7LV with respect to the common share purchase warrants of 7LV outstanding on the closing of the acquisition, subject to appropriate adjustments to reflect the exchange ratio. Accordingly, the Company has assumed 1,022,915 common share purchase warrants (the “Warrants”), exercisable into shares at an exercise price of C$2.08 per share at any time prior to May 3, 2021, 299,975 Warrants, exercisable into shares at an exercise price of C$4.17 per share at any time prior to December 31, 2020 and 999,923 Warrants, exercisable into shares at an exercise price of C$0.50 at any time prior to October 10, 2020. Following the completion of the acquisition, 7LV is now a wholly-owned subsidiary of the Company. Certain shareholders of 7LV, who collectively held approximately 74.5% of the 7LV Shares outstanding at the closing of the acquisition, have agreed to a contractual lock-up pursuant to which such shareholders will not transfer 25% of the Company’s shares received as part of the acquisition until approximately 90 days following the acquisition by 7LV of the Sacramento California Dispensary.

With respect to the $3,410 of convertible debt acquired in the acquisition noted above, the Company agreed to issue to the Seven Leaf debenture holders a First Supplemental Indenture dated March 6, 2020. This instrument is entered into for the purpose of providing for the issue of additional debentures in an initial aggregate principal amount of $3,410 designated as 10 percent unsecured convertible debentures under the indenture and establishing the terms, provisions, and conditions of the 10 percent debentures.

The table below represents unaudited pro forma revenue and operating loss as if the acquisition of 7LV had occurred on September 30, 2019.

Six months ended March 31, 2020

Revenues	$5,672
Operating loss	$(25,292)

Seven Leaf Ventures Corp

Purchase Price Allocation

March 6, 2020

Consideration Paid (in thousands)
Estimated fair value of common stock issued	$10,022
Estimated fair value of warrants issued	653
Estimated fair value of debt issued	3,410
Total consideration paid	$14,085

Assets acquired: (in thousands)
Cash and cash equivalents	$81
Accounts Receivable, net	-
Inventory	131
Prepaid expenses and other current assets	12
Goodwill	10,543
Intangible assets	4,474
Total assets acquired	$15,241

Liabilities assumed: (in thousands)
Accounts payable	$1,084
Accrued expenses and other current liabilities	72
Total liabilities assumed	$1,156

Net assets acquired (in thousands)	$14,085

6. Notes Receivable

On January 4, 2020, the Company issued a $355,000 promissory note to Community Growth Partners Holdings, Inc., (“CGS”). CGS is a cannabis license holder in Massachusetts. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding balance together with interest upon the first to occur of (i) the closing of the initial capital equity contribution made by the Company in GCS or (ii) the date that is six months after the opening of the Great Barrington Dispensary which is planned to open sometime this summer.

On January 6, 2020, the Company issued a convertible promissory note to Community Growth Partners Holdings, Inc., (“CGS”) which will act as a line of credit. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding principal together with interest on the unpaid principal balance upon the date that is twelve months after the effective date and shall be payable as follows: (a)The Company agrees to make several loans to CGS from time to time upon request of CGS in amounts not to exceed the principal sum of $2,000,000, (b) Payment of principal and interest shall be immediately available funds, (c) This note may be prepaid in whole or in part at any time without premium or penalty. Any partial prepayment shall be applied against the principal amount outstanding, (d) The unpaid principal amount outstanding under this note shall bear interest commencing upon the first advance at the rate of 10% per annum through the maturity date, calculated on the basis of a 365-day, until the entire indebtedness is fully paid, (e) Upon the closing of a $2,000,000 financing by the Company, all of the principal and interest shall automatically convert into equity shares of CGS at the price obtained by the qualified financing. Balance outstanding as of March 31, 2020 is approximately $395,000.

On January 6, 2020, the Company issued a revolving credit promissory note to Community Growth Partners Holdings, Inc., (“CGS”) which will act as a second line of credit once the convertible prom note is fulfilled. Subject to the terms and conditions of the note, CGS promises to pay the Company, on the fourth anniversary of the effective date, the lesser of $2,500,000 or the aggregate unpaid principal balance amount of the loans made by the Company to CGS from time to time in accordance with the terms together with interest on the unpaid balance.

7. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows (in thousands):

	As of March 31, 2020
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non- Controlling Ownership %
NVD RE Corp.	$989	$(28)	$961	62.5%
Western Coast Ventures, Inc.	1,287	(142)	1,145	49.0%
YMY Ventures, Inc.	447	(174)	273	50.0%
	$2,723	$(344)	$2,379

8. Intangible Assets, net

Intangible assets as of March 31, 2020 (in thousands):

	Estimated Useful Life	Cannabis Licenses	Tradename	Customer Relationship	Non-compete	Accumulated Amortization	Net Carrying Amount
Balance as September 30, 2019		$5,814	$147	$135	$220	-	$6,316
YMY Ventures (1)	15	-	-	-	-	(25)	(25)
Western Coast Ventures, Inc. (1)	15	-	-	-	-	(81)	(81)
Yerba Buena	3-15 years	-	-	-	-	(127)	(127)
Foot Hills	15	4,474	-	-	-	(25)	4,449
Other	5	-	-	-	-	-	1
Balance as March 31, 2020		$10,288	$147	$135	$220	$(258)	$10,533

(1) These represent provisional licenses that the Company acquired during the fiscal years ended September 30, 2019 and 2018. Once these licenses are approved by their respective regulatory bodies, the Company will amortize these cannabis licenses over a 15-year estimated useful life. Amortization expense for the three and six months ended March 31, 2020 was $137 and $258, respectively.

9. Related party

In the period ended March 31, 2020, the Company advanced funds of approximately $399 that was advanced to Consolidated Ventures of Oregon for operating expenses.

In the period ended March 31, 2020, the Company was advanced $490 by the parent company of 7LV.

10. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2020	September 30, 2019
Accounts payable	$2,266	$707
Accrued credit cards	52	31
Accrued interest	49	106
Other	326	238
Total Accounts Payable and Accrued Expenses	$2,693	$1,082

11. Notes Payable and Advances

The following table summarizes the Company’s short-term notes, mortgages, and advances as of March 31, 2020 and September 30, 2019 (in thousands):

	March 31,	September 30,
	2020	2019
Equipment financing	$35	$33
Insurance financing	251	160
Mortgages payable	1,259	2,191
Promissory note	1,000	1,000
	$2,545	$3,384
Acquisition notes payable	708	708
Total notes payable and advances	$3,253	$4,092
Long-term mortgages	3,085
Current portion	$168

Equipment financing

Effective May 29, 2018, the Company entered into a 24-month premium finance agreement in consideration for a MT85 wide track loader in the principal amount of $27,844. The note bears no annual interest rate and requires the Company to make 24 monthly payments of $1,160 over the term of the note. As of March 31, 2020, the obligation outstanding is $2,320. No amount was recorded for the premium for the non- interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of December 31, 2019, the obligation outstanding is $5,752. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

November 2017, the Company entered into a promissory note in the amount of $21,749 from a vendor of the Company to finance the acquisition of a security electronics system in one of its properties. The promissory note bears an interest rate of 18% per annum and also contains a 10% servicing fee. The note matures 24 months after issuance and is secured by certain security electronics purchased with proceeds of the note. This vendor is currently in a restructuring and is likely to go out of business. As of September 30, 2019, the Company has been notified that the vendor holding the note is in bankruptcy and during the year ended September 30, 2019, the Company withheld payment under the note. The obligation remains outstanding at $14,950 as of March 31, 2020.

Upon acquisition of Yerba Buena on June 24, 2019, the Company assumed the liability of a 2017 tractor with a balance of approximately $18,000. The note bears no annual interest rate and requires the Company to make monthly payments of $482 over the term of the note. As of March 31, 2020, the obligation outstanding is $12,502. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

Insurance financing

Effective July 31, 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $63,101. The note bears an annual interest rate of 7.63% and requires the Company to make ten monthly payments of $4,582 over the term of the note. As of March 31, 2020, the obligation outstanding is $9,164.

Effective July 31, 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $78,900. The note bears an annual interest rate of 7.25% and requires the Company to make ten monthly payments of $5,756 over the term of the note. As of March 31, 2020, the obligation outstanding is $11,512.

Effective March 8, 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $5,975. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $513 over the term of the note. As of March 31, 2020, the obligation was paid in full.

Effective May 24, 2019, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $11,440. The note bears an annual interest rate of 8.7% and requires the Company to make 9 monthly payments of $1,322 over the term of the note. As of March 31, 2020, the obligation was paid in full.

Effective December 5, 2019, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $9,490. The note bears an annual interest rate of 8.7% and requires the Company to make 9 monthly payments of $685 over the term of the note. As of March 31, 2020, the obligation outstanding is $3,423.

Effective February 7, 2020, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $310,150. The note bears an annual interest rate of 7.46%. The Company paid $60,255 as a down payment on February 7, 2020, the note requires the Company to make 9 monthly payments of $22,718 over the remaining term of the note. As of March 31, 2020, the obligation outstanding is $227,177.

Notes payable

In July 2018, the Company entered into an agreement to acquire a 25% interest in East Coast Packers LLC (“ECP”) for the purchase price of $1.5 million, payable in the amount of $500,000 in cash at closing and a note for $1 million. All amounts are payable to ECP. At the time of closing, ECP was a dormant Florida LLC, but owned a citrus fruit dealer license active for the 2015-2016 growing season. This qualified ECP under newly enacted legislation in the state of Florida to apply for a license to produce and sell medical cannabis. Until such time as ECP is granted a medical cannabis license, the $500 paid into ECP may only be expended by ECP in acquiring a medical cannabis license.

In the quarter ended March 31, 2020, the Company and ECP agreed to unwind the transaction. The Company returned its membership interest, the $1 million promissory note was cancelled and the remaining equity method investment of approximately. $236 was written off to loss from equity method investees on the statement of operations and ECP returned $232 of cash to the Company.

Mortgages payable

On January 16, 2018 the Company consummated a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. No amount was recorded for the premium for the below market rate feature of the note as it was immaterial. The note is secured by a deed of trust on the property. The Company performed an analysis and determined that the rate obtained was below market, however, no premium was recorded as the Company determined it was immaterial. At March 31, 2020, the balance due is $958,500. Currently the Company has received a verbal extension through the next quarter to procure additional financing on this property to pay off the indebtedness.

On February 28, 2018, the Company executed a $550,000 mortgage payable on the Willamette property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began March 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on March 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $28,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. The amount outstanding was $550,000 under this mortgage. In March 2020, the Company completed a refinance of this mortgage. In the refinance, the Company entered into a mortgage, secured by the property with an additional personal guaranty of the CEO of the Company, for $700,000 with an annual interest rate of 15%, paid points at closing totaling $42,000 and a maturity date of March 31, 2022. The Company has included the mortgage outstanding as of March 31, 2020 in long-term liabilities as a result of the success refinance.

On April 4, 2018, the Company executed a $314,000 mortgage payable on the Powell property to acquire additional funds. At closing $75,000 of the proceeds was put into escrow. The mortgage bears interest at 15% per annum. Monthly interest only payments began May 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company plaid costs of approximately $19,000 to close on the mortgage. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. The amount outstanding was $314,000. In January 2020, the Company completed a refinance of this mortgage. In the refinance, the Company entered into a mortgage, secured by the property with an additional personal guaranty of the CEO plus an assignment of the right and title in all of CEO’s common shares of the Company as collateral under the mortgage, for $400,000 with an annual interest rate of 15%, paid points at closing totaling $24,000 and a maturity date of January 31, 2022. The Company has included the mortgage outstanding as of March 31, 2020 in long-term liabilities as a result of the success refinance.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. At March 31, 2020, the balance due totals $300,000.

In March 2020, the Company executed a $1,585,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began April 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2023, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $120,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. The Company has included the mortgage outstanding as of March 31, 2020 in long-term liabilities.

Acquisition Notes Payable

In April 2019, the Company entered into a promissory note with a principal balance of $0.4 million related to its acquisition of Yerba Buena, Oregon LLC. The note was issued on April 8, 2019 and is due on April 8, 2021. The note has a coupon interest rate of 8%. As of March 31, 2020, the Company has not made any principal and interest payments.

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY. In connection with this agreement, the Company recorded a note payable of approximately $0.3 million. As of March 31, 2020, the Company has not made any payments related to this note.

Other Promissory Notes

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The notes mature in July 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory notes, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per.

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The notes mature in October 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory notes, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per.

12. Convertible debt

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

In connection with the issuance of the convertible promissory notes, the Company issued the Note Holders common stock purchase warrants with a three year term from the issuance date, providing the Note Holders the right to purchase 97,500 shares of the Company’s common stock at $2.50 per share, with standard anti-dilution protection. After allocating issuance proceeds to the warrant liability, the effective conversion price of the convertible promissory notes was below the quoted market price of the Company’s common stock. As such, the Company recognized beneficial conversion feature equal to the intrinsic value of the conversion feature on the issuance date, resulting in an additional discount to the initial carrying value of the convertible promissory notes of approximately $0.5 million with a corresponding credit to additional paid-in capital. As of March 31, 2020 the remaining balance of the warrant liability for these debentures is $20,951.

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

Each Convertible Debenture Unit is comprised of CDN $1,000 principal amount 8.0% senior unsecured convertible debenture (each, a “Convertible Debenture”) of the Company and 167 common share purchase warrants of the Company (each, a “Warrant”). Each Warrant entitles the holder to purchase one common share of the Company (each, a “Warrant Share”) at an exercise price of CDN $3.90 per Warrant Share for a period of 24 months following the closing of the Offering (see Note 17).

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

The Company valued the warrants granted using the Black-Scholes pricing model and determined that the value at grant date was approximately $424,000 USD (this includes the warrants issued as part of the penalty for failure to timely file the required registration statement under the indenture agreement). The significant assumptions used in the valuation are as follows:

Fair value of underlying common shares	$1.78 to 2.10
Exercise price (converted to USD)	$2.925
Dividend yield	-
Historical volatility	107%
Risk free interest rate	1.40 to 1.90%

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

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Canaccord convertible notes and the subsequent fair value measurement during the six months ended March 31, 2020 in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance at September 30, 2019	$42	$158
Change in fair value	(7)	(21)
Balance at December 31, 2019	35	137
Change in fair value	(15)	(121)
Balance at March 31, 2020	$20	$16

The table below shows the net amount of convertible notes as of March 31, 2020 in USD (in thousands):

March 31, 2020
Principal value of 8%, convertible at $2.27 at March 31, 2020, due December 27, 2020 including penalty provision of $155,239	$3,243
Principal value of 10%, convertible at $1.18 at March 31, 2020, due May 30, 2021	3,410
Debt discount	(1,079)
Cumulative foreign currency impact	55
Carrying value of convertible notes	$5,629
Total long-term carrying value of convertible notes	$5,629

In April, 2020 the Company received approval of the holders Warrantholders of the warrants and the holders debentureholders of the Convertible Debentures to reprice the convertible securities issued in connection with the Company’s special warrant financing, which closed on December 27, 2018 and March 14, 2019. The share purchase warrants of the Company issued in connection with the financing will be repriced to C$1.50 per Common Share and the convertible debentures of the Company issued in connection with the financing will be repriced to C$1.15 per common share. Additionally, the Debentureholders have approved the following amendments to the terms of the convertible debentures: (i) an extension to the maturity date of the convertible debentures to three years from the date of issuance; and (ii) an amendment to permit the Company to force the conversion of the principal amount of the then outstanding convertible debentures and any accrued and unpaid interest thereof at the new conversion price on not less than 30 days’ prior written notice if the closing trading price of the shares of common stock of the Company’s common shares exceeds C$1.90 for a period of 10 consecutive trading days on the CSE. The Warrantholders have also approved the inclusion of an early acceleration feature in accordance with the policies of the Canadian Securities Exchange, permitting the Company to accelerate the expiry date of the warrants should the closing trading price of the Common Shares exceed C$1.87 for a period of 10 consecutive trading days on the CSE.

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2020 (in thousands):

	Fair value measured at March 31, 2020
		Quoted	Significant
		prices in active markets	other observable inputs	Significant unobservable inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$1,417	$-	$-	$1,417
Embedded derivative liability	16	-	-	16
Total fair value	$1,433	$-	$-	$1,433

There were no transfers between Level 1, 2 or 3 during the six months ended March 31, 2020.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended March 31, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

		Embedded
	Warrant Liability	Derivative Liability	Total
Balance – September 30, 2019	$283	$158	$441
Warrants granted for stock-based compensation	-	-	-
Change in fair value	(38)	(21)	(59)
Balance - December 31, 2019	245	137	382
Warrants issued pursuant to acquisition (see Note 5)	823		823
Warrants granted for stock-based compensation	105	-	105
Change in fair value	254	(121)	133
Other	(10)	-	(10)
Balance - March 31, 2020	$1,417	$16	$1,433

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of March 31, 2020 is as follows:

Warrant Liability
As of March 31, 2020
Strike price	$0.86
Contractual term (years)	3 to 5
Volatility (annual)	189%
Risk-free rate	1.65%
Dividend yield (per share)	0%

	Embedded Derivative Liability
	As of March 31, 2020	As of September 30, 2019
Strike price	$0.80	$0.80
Contractual term (years)	0.6	1.2
Volatility (annual)	107%	85%
Risk-free rate	1.68%	1.68%
Dividend yield (per share)	11.12%	11.12%

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

14. Shareholders’ Equity

Preferred shares

The Company had two series of preferred shares designated with no preferred shares issued and outstanding as of March 31, 2020 and September 30, 2019.

Common shares

During the six months ended March 31, 2020, the Company issued 394,270 shares of its common stock in connection with a Membership Interest Purchase Agreement for real property located in Eugene, Oregon. The agreed upon purchase price was $500 less the lien of $106. The Company acquired the property from a related party and recorded the building at its carrying value of approximately $500. In connection with this transaction the Company issued 394,270 common shares at $1.00 per share.

Pursuant to the acquisition of 7LV, the Company issued 11,999,008 shares of common stock to former shareholders of 7LV. The Company also issued an aggregate 682,000 shares and replacement 10% unsecured convertible debentures in the aggregate principal amount of C$4,571 ($3,410 USD) (the “Replacement Debentures”), convertible into shares at a conversion price of C$1.67 per share at any time prior to May 3, 2021, to former holders of unsecured convertible debentures of 7LV.

The Company issued 202,350 common shares for the fair value of $121 related to interest on convertible notes in connection with the Seven Leaf Ventures Corporation acquisition.

Common stock issuances for compensation:

During the three months ended December 31, 2019, the Company issued 5,000 shares of its common stock related to a consulting agreement for a fair value of approximately $4 or $0.89 per share.

During the three months ended December 31, 2019, the Company issued 100,000 shares of its common stock related to an employment agreement for a fair value of approximately $498.

During the three months ended March 31, 2020, the Company issued 970,416 shares of its common stock related to various consulting agreements for a fair value of approximately $850 or $0.88 per share. During the same period, the Company cancelled 700,000 common shares related to consulting agreements.

During the three months ended March 31, 2020, the Company issued 303,756 shares of its common stock related to various employment agreements for a fair value of approximately $47.

15. Stock Based Compensation

Stock Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options for options granted in 2019. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The fair value of options granted during the six months ended March 31, 2020 were estimated using the following weighted-average assumptions:

Options:

For the Six Months Ended March 31, 2020
Exercise price	$0.94 - $2.40
Expected term (years)	2.0 - 4.0
Expected stock price volatility	108.8% - 188.6%
Risk-free rate of interest	1.56%
Expected dividend rate	0%

A summary of option activity under the Company’s stock option plan for six months ended March 31, 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2019	3,210,416	$2.45	$-	2.1
Granted	1,262,500	$1.19	$-	2.3
Outstanding as of December 31, 2019	4,472,916	$2.09	$-	2.0
Granted	275,000
Outstanding as of March 31, 2020	4,747,916	2.03	-	1.66

Options vested and exercisable	3,872,916	$2.23	$-	1.6

Estimated future stock-based compensation expense relating to unvested stock options was approximately $0.3 million as of March 31, 2020. Weighted average remaining contractual life of the options is 2.0 years.

Stock-based Compensation Expense

Stock-based compensation expense for the three and six months ended March 31, 2020 and 2019 was comprised of the following (in thousands):

	Three months ended March 31,
	2020	2019
Stock grants	$1,105	$641
Stock options	200	35
Warrants	105	612
Total stock-based compensation	$1,410	$1,288

	Six months ended March 31,
	2020	2019
Stock grants	$1,187	$1,996
Stock options	615	343
Warrants	105	697
Total stock-based compensation	$1,907	$3,036

In the 4th quarter of fiscal year ended September 30, 2019, the Company changed its policy for recognizing prepaid fully vested non-employee stock-based compensation. Historically, the Company would initially record a prepaid asset based upon the fair value of the award on the grant date and subsequently record this award over an implicit service period. The Company now expenses at grant all fully vested non-employee stock-based compensation on the grant date as there is no substantive future service period on the grant date. This change in accounting method was applied retrospectively, and this change resulted in an increase in stock based compensation of $273 for the six months ended March 31, 2019. This change increased the loss per share by $(0.01) from $(0.46) loss per share to $(0.47) per share for the six months ended March 31, 2019.

16. Commitments and Contingencies

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, this also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth. In the period ended March 31, 2020, the Company’s accounts with a major money center bank were closed as the bank would not allow the Company to continue to use its banking network.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

As of March 31, 2020, the Company has acquired interests in several entities. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States and Eswatini. As of March 31, 2020, Company estimates that its investees will need up to approximately $2.5 million to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development.

Effective January 2019, the Company entered into a one-year Board Member agreement, and as part of that agreement for services agreed to issue 250,000 shares of the Company’s common stock and 250,000 options priced at $1.00.

Effective January 2019, the Company entered into a multi-year Advisory Board Engagement agreement, and as part of that agreement for services agreed to issue a warrant to purchase 350,000 shares of the Company’s common stock. The price per share is exercisable at the price of the stock exchange as of the effective date of the agreement.

In January 2020, the Company entered into a two-year consulting agreement, and as part of that agreement for professional services, agreed to issue a total of 500,000 shares of the Company’s common stock and $180,000 cash compensation per annum. Pursuant to the agreement, all 500,000 shares of common stock will be restricted securities.

On February 27, 2020, a subsidiary of the Company (YMY Ventures, LLC) was served with a Summons and Second Amended Complaint in a matter pending in the District Court of Clark County Nevada (Case # A-19-787004-B) which is styled “D.H. Flamingo, Inc. v. Department of Taxation, et. al.” (the DOT Litigation”). In this matter, the Plaintiff is alleging that certain parties (including YMY Ventures, LLC) received Conditional Recreational Marijuana Establishment Licenses, while certain other parties (including Plaintiff) were denied licenses. In the matter, Plaintiff seeks declaratory relief, injunctive relief, relief from violation of procedural and substantive due process, violation of equal protection, unjust enrichment, judicial review of the entire matter, together with a Petition for Writ of Mandamus. The Plaintiff seeks damages in an unspecified amount. Thereafter, on April 20, 2020, YMY Ventures, LLC filed a Notice of Non-Participation and Request for Dismissal. The Company believes it will ultimately be dismissed from the action without any liability exposure. Notwithstanding, there is no guarantee at this time that this will occur, and the ultimate result of the matter could potentially be the loss of YMY Ventures, LLC’s Conditional Recreational Marijuana Establishment License. The Company believes that this result would be highly unlikely and that the matter will be fully resolved as to YMY Ventures, LLC in the near term.

In March 2020, the Company entered into a six-month consulting agreement, and as part of that agreement for professional services, agreed to issue a total of 350,000 shares of the Company’s common stock and $100,000 cash compensation. Pursuant to the agreement, all 350,000 shares of common stock will be restricted securities.

In March 2020, the Company entered into a six-month consulting agreement, and as part of that agreement for professional services, agreed to issue a total of 100,000 shares of the Company’s common stock and $10,000 cash compensation. Pursuant to the agreement, all 100,000 shares of common stock will be restricted securities.

17. Subsequent Events

In April, 2020 the Company received approval of the Warrant holders and the debenture holders of the Convertible Debentures to reprice the convertible securities issued in connection with the Company’s special warrant financing, which closed on December 27, 2018 and March 14, 2019. The share purchase warrants of the Company issued in connection with the financing will be repriced to C$1.50 per Common Share and the convertible debentures of the Company issued in connection with the financing will be repriced to C$1.15 per common share. Additionally, the Debentureholders have approved the following amendments to the terms of the convertible debentures: (i) an extension to the maturity date of the convertible debentures to three years from the date of issuance; and (ii) an amendment to permit the Company to force the conversion of the principal amount of the then outstanding convertible debentures and any accrued and unpaid interest thereof at the new conversion price on not less than 30 days’ prior written notice if the closing trading price of the shares of common stock of the Company’s common shares exceeds C$1.90 for a period of 10 consecutive trading days on the CSE. The Warrantholders have also approved the inclusion of an early acceleration feature in accordance with the policies of the Canadian Securities Exchange, permitting the Company to accelerate the expiry date of the warrants should the closing trading price of the Common Shares exceed C$1.87 for a period of 10 consecutive trading days on the CSE.

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

For the three and six months ended March 31, 2020, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the three and six months ended March 31, 2020 and 2019, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

OVERVIEW

Stem Holdings, Inc. (“Stem” or the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company is a multi-state, vertically integrated, cannabis company that purchases, improves, leases, operates and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, California and Oklahoma. As of March 31, 2020, Stem had ownership interests in 26 state issued cannabis licenses including six (6) licenses for cannabis cultivation, three (3) licenses for cannabis production, five (5) licenses for cannabis processing, one (1) license for cannabis wholesale distribution, one (1) license for hemp production and ten (10) cannabis dispensary licenses.

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

COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. The existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations disruptions to our retail operations and ou9r ability to collect rent from the properties which we own, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects throughout our business. If we need to close any of our facilities or a critical number of our employees become too ill to work, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the markets in which we operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

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

Summary of Results

The operations of the Company have changed dramatically over the past year and therefore the results presented herein in this management’s discussion and analysis are not directly comparable. For the three and six months ended March 31, 2019, our results are only for Stem Holdings, Inc. and they comprise only real estate rental and general and administrative operations. At this time, the results of operations and financial position for the variable interest entities and affiliates we consolidated at our 2019 fiscal year end and ongoing into the 2nd quarter of fiscal 2020, were immaterial and therefore not included in the three and six months ended March 31, 2019. In the three and six months ended March 31, 2020, none of our results encompass real estate rental operations. The entirety of our operations now results directly from our cultivation, production and sale operations for cannabis and related products. In addition, we have in this period expanded beyond the state of Oregon, and in the three and six months ended March 31, 2020, our results include operations in the state of Oregon, California, and Nevada.

	For the Three Months Ended March 31,		Change
($ in thousands)	2020	2019	$	%
Revenue	$2,298	$354	$1,944	549%
Net (loss)	(4,775)	(2,793)	$(1,982)	71%
Basic and diliuted earnings (loss) per share	(0.08)	(0.18)

Comparison of the results of operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019

The Company had revenues during the three months ended March 31, 2020 of $2,298 compared with $354 for the comparable period of 2019, the increase is primarily due to the acquisitions of both Yerba Buena and Seven Leaf and the consolidation of four related entities.

Cost of goods for the three months ended March 31, 2020 amounted to approximately $1,573 compared to $0 in the comparable period of the prior year. These costs include both the cost of finished product purchased for retail and the cost of cultivation and processing for the grow facilities and sold at the wholesale level.

In the three months ended March 31, 2020, we incurred consulting costs of $1,398 compared to $1,137 in the comparable period of the prior year. We expended those fees as we have yet to build up a significant employee base and currently outsource certain tasks to consultants. We expect in the upcoming year to increase our consulting fees as we continue to grow, even though we do expect to increase staffing, as we do not expect that growth will be commensurate with our growth from operations in the near term.

In the three months ended March 31, 2020, we incurred professional fees of approximately $884 compared to $409 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services relating to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In the three months ended March 31, 2020, we incurred general and administrative costs of approximately $2,068 compared to $1,202, which included an increase in payroll, depreciation and amortization, insurance, rent expense and other general costs. We expect that these costs will increase as we increase our operations.

	For the Six Months Ended March 31,		Change
($ in thousands)	2020	2019	$	%
Revenue	$3,619	$692	$2,927	423%
Net (loss)	(7,742)	(6,960)	$(782)	11%
Basic and diliuted earnings (loss) per share	(0.14)	(0.47)

Comparison of the results of operations for the six months ended March 31, 2020 compared to the six months ended March 31, 2019

The Company had revenues during the six months ended March 31, 2019 of $3,619 compared with $629 for the comparable period of 2019, the increase is primarily due to the acquisitions of both Yerba Buena and Seven Leaf and the consolidation of four related entities.

Cost of goods for the six months ended March 31, 2020 amounted to approximately $2,642 compared to $0 in the comparable period of the prior year. These costs include both the cost of finished product purchased for retail and the cost of cultivation and processing for the grow facilities and sold at the wholesale level.

In the six months ended March 31, 2020, we incurred consulting costs of $1,907 compared to $2,240 in the comparable period of the prior year. We mitigated our consulting expenses which were stock based the prior year.

In the six months ended March 31, 2020, we incurred professional fees of approximately $1,523 compared to $851 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services relating to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In six months ended March 31, 2020, we incurred general and administrative costs of approximately $4,058 compared to $2,780, these costs include payroll, depreciation and amortization, insurance, rent expense and other general costs. We expect that these costs will increase as we increase our operations.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of $1,848 as of March 31, 2020. Our primary uses of cash have been for salaries, fees paid to third parties for professional services, insurance, general and administrative expenses, and the acquisitions and development of rental properties and their improvement. All funds received have been expended in the furtherance of growing the business. We have received funds from financing activities such as from equity offerings and debt financing as well as the proceeds from advances to be contributed to new ventures. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our entry into the cultivation, production, and sale of cannabis:
●	Acquisition and buildout of rental properties;
●	Addition of administrative and sales personnel as the business grows and
●	The cost of being a public company.

Subsequent to March 31, 2020, we have not raised any additional funds in our private placements. Our efforts to raise additional capital are ongoing and we expect to continue our efforts in the following quarters.

With respect to the company’s investments in the projects pertaining to the equity method investee’s and affiliates, we have committed that we need to spend an estimated $5.5 million in expansion, buildout and improvements potentially in the near term. These capital expenditures are contingent upon several factors including the Company obtaining financing for the development of the properties and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company.

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

Cash Flow

For the six months ended March 31, 2020 and 2019

Net cash flows used in operating activities was $3,795 for the six months ended March 31,2020 as compared net cash flow used in operating activities to $2,707 for the six months ended March 31, 2019, a change of $1,088.

● Net cash flow used in operating activities for the six months ended March 31, 2020 primarily reflected a net loss of $8,087 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $1,027, stock-based compensation expense of $1,907, non-cash interest $432 and a loss of $252 from equity method investee and the change in fair value of derivative liability of $73, offset by a change operating assets and liabilities consisting of an increase in accounts payable of $575, an increase in prepaid expenses of $357 and net changes in other operating liabilities of $310.

● Net cash flow used in investing activities for the six months ended March 31, 2020 amounted to $713 and consisted of $366 used in the purchase of property and equipment. Additionally, $750 and $399 consisted of related party advances, and the balance of $802 is from cash acquired from related party advances, cash acquired in our acquisition of 7LV and a return of cash from equity method investee.

● Net cash provided by financing activities was $3,017 for the six months ended March 31, 2020 as compared to $7,961 for the six months ended March 31, 2019. During the six months ended March 31, 2020, we received proceeds from notes payable and advances of $4,085 and other proceeds of $81. Additionally, an offset of $1,149 of payment on notes payable was incurred.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, this also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth. In the period ended March 31, 2020, the Company’s accounts with a major money center bank were closed as the bank would not allow the Company to continue to use its banking network.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

As of March 31, 2020, the Company has acquired interests in several entities. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States and Eswatini. As of March 31, 2020, the Company estimates that its investees will need up to approximately $5.5 million to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 27, 2020, a subsidiary of the Company (YMY Ventures, LLC) was served with a Summons and Second Amended Complaint in a matter pending in the District Court of Clark County Nevada (Case # A-19-787004-B) which is styled “D.H. Flamingo, Inc. v. Department of Taxation, et. al.” (the DOT Litigation”). In this matter, the Plaintiff is alleging that certain parties (including YMY Ventures, LLC) received Conditional Recreational Marijuana Establishment Licenses, while certain other parties (including Plaintiff) were denied licenses. In the matter, Plaintiff seeks declaratory relief, injunctive relief, relief from violation of procedural and substantive due process, violation of equal protection, unjust enrichment, judicial review of the entire matter, together with a Petition for Writ of Mandamus. The Plaintiff seeks damages in an unspecified amount. Thereafter, on April 20, 2020, YMY Ventures, LLC filed a Notice of Non-Participation and Request for Dismissal. The Company believes it will ultimately be dismissed from the action without any liability exposure. Notwithstanding, there is no guarantee at this time that this will occur, and the ultimate result of the matter could potentially be the loss of YMY Ventures, LLC’s Conditional Recreational Marijuana Establishment License. The Company believes that this result would be highly unlikely and that the matter will be fully resolved as to YMY Ventures, LLC in the near term.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item. Notwithstanding, in addition to risk factors highlighted in previous reports, the Company adds the following additional risk factor:

We could be substantially affected by the Coronavirus (COVID-19) pandemic

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. The existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations disruptions to our retail operations and ou9r ability to collect rent from the properties which we own, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects throughout our business. If we need to close any of our facilities or a critical number of our employees become too ill to work, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the markets in which we operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Stem between January 1, 2020 and May 14, 2020:

	Security	No. Shares

Services	Common Stock	970,416
Compensation	Common Stock	303,756
Acquisitions	Common Stock	12,681,008
Cancelled	Common Stock	700,000
Other	Common Stock	202,350
Total		14,857,530

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

STEM HOLDINGS, INC.

May 15, 2020	By:	/s/ Adam Berk
Adam Berk, President and Chief Executive Officer

