Form 10-Q
period 2020-06-30
Stem Holdings, Inc.
filed 2020-08-17
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2020

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [X]	Smaller Reporting Company [X]
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

There were 65,154,028.006 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 14, 2020.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

STEM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share amounts)

	June 30,	September 30,
	2020	2019*
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,913	$3,339
Accounts receivable, net of allowance for doubtful accounts	694	427
Note receivable	600	-
Inventory	1,353	611
Prepaid expenses and other current assets	457	491
Total current assets	5,017	4,868

Property and equipment, net	16,620	14,706
Investment in equity method investees	287	1,771
Investments in affiliates	1,951	1,827
Deposits and other assets	130	47
Note receivable, long term	355	-
Intangible assets, net	10,360	6,316
Goodwill	11,613	1,070
Due from related party	55	492
Total assets	46,388	$31,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	2,225	1,082
Convertible notes, net	5,996	1,888
Short term notes and advances	2,951	3,384
Acquisition notes payable	679	708
Contingent acquisition liability	1,084	-
Due to related party	666	-
Derivative liability	586	158
Warrant liability	448	283
Total current liabilities	14,635	7,503

Long-term debt, mortgages	3,085	-
Total liabilities	17,720	7,503

Commitments and contingencies (Note 16)	-	-

Shareholders’ equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of June 30, 2020 and September 30, 2019	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of June 30, 2020 and September 30, 2019	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 66,616,526 and 52,254,941 shares issued, issuable and outstanding as of June 30, 2020 and September 30, 2019, respectively	67	52
Additional paid-in capital	75,369	61,202
Accumulated deficit	(48,952)	(40,384)
Total Stem Holdings stockholder’s equity	26,484	20,870
Noncontrolling interest	2,184	2,724
Total shareholders’ equity	28,668	23,594
Total liabilities and shareholders’ equity	$46,388	$31,097

* Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STEM HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for share and per share amounts)

	For the Three Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019

Gross Revenue	$6,696	$621	$10,315	$1,314
Discounts and returns	1,498	-	1,498	-
Net Revenue	5,198	621	8,817	1,314
COGS	3,420	258	6,062	258
Gross Profit	1,778	363	2,755	1,056

Operating expenses:
Consulting fees	124	115	2,031	297
Professional fees	257	418	1,780	1,269
General and administration	2,176	2,948	6,234	7,513
Total operating expenses	2,557	3,481	10,045	9,079
Loss from operations	(779)	(3,118)	(7,290)	(8,023)

Other income (expenses), net
Interest expense	(753)	(306)	(2,024)	(1,105)
Inducement cost	-	-	-	(824)
Change in fair value of derivative liability	(570)	-	(428)	-
Change in fair value of warrant liability	969	-	754	-
Foreign currency exchange gain	187	-	208	-
Gain on forgiveness of debt	-	40	-	40
Total other income (expense)	(167)	(266)	(1,490)	(1,889)

Loss from equity method investees	(1)	(309)	(253)	(467)

Net loss	$(947)	$(3,693)	$(9,033)	$(10,379)

Net loss attributable to non-controlling interest	(121)	-	(466)	-

Net loss attributable to Stem Holdings	$(826)	$(3,693)	$(8,567)	$(10,379)

Net loss per share, basic and diluted	$(0.01)	$(0.10)	$(0.15)	$(0.48)

Weighted-average shares outstanding, basic and diluted	66,410,900	36,221,702	58,762,599	21,667,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STEM HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share and per share amounts

					Total Stem
	Common Stock		Additional Paid-in	Accumulated	Holdings Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance as of September 30, 2019	52,254,941	$52	$61,202	$(40,384)	$20,870	$2,724	$23,594
Issuance of common stock in connection with consulting agreement	5,000	-	4	-	4	-	4
Issuance of common stock in connection with asset acquisitions	394,270	-	394	-	394	-	394
Stock based compensation	100,000	1	497	-	498	-	498
Net loss	-	-	-	(3,077)	(3,077)	(235)	(3,312)
Balance as of December 31, 2019	52,754,211	$53	$62,097	$(43,461)	$18,689	$2,489	$21,178
Issuance of common stock in connection with consulting agreement	970,416	1	1,548	-	1,549	-	1,549
Cancellation of common stock in connection with consulting agreement	(700,000)	(1)	(699)	-	(700)	-	(700)
Issuance of common stock in connection with asset acquisitions	12,681,008	13	10,009	-	10,022	-	10,022
Stock based compensation	303,756	-	47	-	47	-	47
Issuance of common stock related to interest on convertible notes	202,350	-	121	-	121	-	121
Derivatives		-	431	-	431	-	431
Net loss				(4,665)	(4,665)	$(110)	(4,775)
Balance as of March 31, 2020	66,211,741	$66	$73,554	$(48,126)	$25,494	$2,379	$27,873

Issuance of common stock in connection with share exchange agreement	386,035	-	196	-	197	(74)	124
Stock based compensation	18,750	-	6	-	6	-	6
Consolidated Ventures of Oregon equity	-	-	1,613	-	1,613	-	1,613
Other	-	-	-	-	-	-	(1)
Net loss	-	-	-	(826)	(826)	(121)	(947)
Balance as of June 30, 2020	66,616,526	$66	$75,369	$(48,952)	$26,484	$2,184	$28,668

					Total Stem
	Common Stock		Additional Paid-in	Accumulated	Holdings Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance as of September 30, 2018	10,177,496	$10	$19,810	$(11,533)	$8,287	$-	$8,287
Common stock issued in connection with conversion of notes payable	1,430,556	1	2,574	-	2,575	-	2,575
Exercise of stock options	(15,662)	-	-	-	-	-	-
Yerba Buena acquisition	1,931,506	2	4,440	-	4,442	-	4,442
Asset Purchase Agreement - 399 & 451 Wallis St and Applegate	457,191	-	978	-	979	-	979
Investment in YMY	187,500	-	450	-	450	-	450
Canaccord fee	16,666	-	35	-	35	-	35
Inducement cost to convert convertible notes	-	-	824	-	824	-	824
Debt discount for warrants	-	-	84	-	84	-	84
Issuance of Canaccord warrants	-	-	483	-	483	-	483
Stock based compensation	669,233	1	1,746	-	1,747	-	1,747
Net loss	-	-	-	(4,167)	(4,167)	-	(4,167)
Balance as of December 31, 2018	14,854,486	$15	$31,424	$(15,700)	$15,739	$-	$15,739
Stock based compensation	493,329	1	1,289	-	1,289	-	1,289
Common stock issued for investment (South African Ventures)	8,250,000	8	14,017	-	14,025	-	14,025
Debt discount for warrants	-	-	1,027	-	1,027	-	1,027
Net loss	-	-	-	(2,793)	(2,793)	-	(2,793)
Balance as of March 31, 2019	23,597,815	$24	$47,757	$(18,493)	$29,287	$-	$29,287

Stock Based Compensation	886,929	1	1,711	-	1,712	-	1,712
Common Stock issued for Investment (West Coast Ventures)	2,500,000	3	4,433	-	4,436	-	4,436
Common Stock issued for Acquisition (Yerba Buena)	560,760	1	(580)	-	(579)	-	(579)
Common Stock issued for Related Party Acquisition (CVO)	3,173,793	3	-	-	3	-	3
Common Stock issued for Related Party Acquisition (OPCO)	9,326,207	9	-	-	9	-	9
Common Stock to be issued for officers employment agreement	1,600,000	1	2,811	-	2,812	-	2,812
Net loss	-	-	-	(3,693)	(3,693)	-	(3,693)
Balance - June 30, 2019	41,645,504	$42	$56,132	$(22,186)	$33,987	$-	$33,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STEM HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(9,033)	$(10,379)
Equity method investee losses	253	467
Net loss before equity method investment	(8,780)	(9,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,913	4,675
Depreciation and amortization	1,632	699
Non-cash interest	953	781
Convertible notes inducement expense	-	824
Change in fair value of derivative liability	(326)	-
Foreign currency translation adjustment	(176)	-
Other	(317)	-
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	267	(568)
Prepaid expenses and other current assets	539	(73)
Inventory	(163)	-
Other assets	(83)	-
Accounts payable and accrued expenses	488	159
Deferred revenue	-	(702)
Net cash used in operating activities	(4,053)	(4,117)

Cash flows from investing activities
Purchase of property and equipment	(433)	(905)
Advances to related entities	(955)	9,550
Return of cash for equity method investees	229	(350)
Cash acquired in acquisition, net of cash transferred	349	(218)
Project costs	-	(1,479)
Related party advances and repayments received	60	330
Related party advances made	-	(830)
Investment in affiliates	-	(27)
Net cash used in investing activities	(750)	6,071

Cash flows from financing activities
Proceeds from advance from NVDRE	-	300
Proceeds from notes payable and advances	4,596	150
Proceeds from the convertible notes, net of fees paid	-	3,058
Other	81	-
Cash paid from loan fees	-	(103)
Repayments of notes payable	(1,300)	(344)
Net cash (used in) provided by financing activities	3,377	3,061
Net (decrease) increase in cash and cash equivalents	(1,426)	5,015
Cash and cash equivalents at the beginning of the period	3,339	761
Cash and cash equivalents at the end of the period	$1,913	$5,776

Supplemental disclosure of cash flow information:
Cash paid for interest	$421	$-
Supplemental disclosure of noncash activities:
Financed insurance	$327	$266
Stock issued for services capitalized	$-	$4,507
Conversion of debt to equity	$121	$2,575
Transfer of deposit to fixed assets	$-	$126
Deposit YMY stock	$-	$450
Deposit Yerba Oregon stock	$-	$4,215
Deposit CVO and OPCO stock	$-	$12,500
Stock acquisition of South African Ventures	$-	$14,025
Stock acquisition of Western Coast Ventures	$-	$4,435
Debt discount from warrants and beneficial conversion features	$-	$1,912
Projects costs paid in equity	$-	$978
Acquisition of Seven LV	$14,025	$-
Building acquired from related party with equity, net of lien acquired	$394	$-
Consolidation of CVO	$1,613	$-
Acquisition of NVDRE interest	$386	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STEM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Incorporation and Operations and Going Concern

Stem Holdings, Inc. (“Stem” or the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company is a multi-state, vertically integrated, cannabis company that purchases, improves, leases, operates and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, California and Oklahoma. As of June 30, 2020, Stem had ownership interests in 26 state issued cannabis licenses including nine (6) licenses for cannabis cultivation, three (3) licenses for cannabis production, five (5) licenses for cannabis processing, one (1) license for cannabis wholesale distribution, one (1) license for hemp production and ten (10) cannabis dispensary licenses.

Stem’s partner consumer brands are award-winning and nationally known, and include cultivators, TJ’s Gardens, Travis X James, and Yerba Buena; retail brands, Stem and TJ’s; infused product manufacturers, Cannavore and Supernatural Honey; and a CBD company, Dose-ology. As of June 30, 2020, the Company has acquired nine commercial properties and leased a seventh property, located in Oregon and Nevada, and has entered into leases to related entities for these properties (see Note 15). As of June 30, 2020, the buildout of these properties to support cannabis related operations was either complete or near completion.

The Company has incorporated nine wholly-owned subsidiaries –Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, LLC., Stem Group Oklahoma, Inc. and Stem Holdings Florida, Inc. Stem, through its subsidiaries, is currently in the process of finalizing the investment in and acquisition of entities that engage directly in the production and sale of cannabis, thereby transitioning from a real estate company, with a focus on cannabis industry tenants, to a vertically integrated, multi-state cannabis operating company.

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQX under the symbol “STMH”.

Going Concern

As of June 30, 2020, the Company had approximate balances of cash and cash equivalents of $1.9 million, negative working capital of $8.5 million, total stockholders’ equity of $26.4 million and an accumulated deficit of $49 million.

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

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On June 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. The existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations disruptions to our retail operations and ou9r ability to collect rent from the properties which we own, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects throughout our business. If we need to close any of our facilities or a critical number of our employees become too ill to work, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the markets in which we operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed financial statements included herein are unaudited. Such financial statements, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending September 30, 2020 or for any other period. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and because of this, for further information, readers should refer to the financial statements and footnotes included in its amended Form 10-K for the fiscal year ended September 30, 2019 filed on March 19, 2020. The Company believes that the disclosures are adequate to make the interim information presented not misleading.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. The most significant estimates included in these condensed consolidated financial statements are those associated with the assumptions used to value equity instruments, derivative liabilities and valuation of its long live assets for impairment testing. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable given the circumstances that exist at the time the financial statements are prepared. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur, additional real estate assets held by entities related to those shareholders. The Agreement also gives the Company the right of first refusal in regard to certain properties owned by the persons and entities affiliated with the parties of the Agreement so long as certain targets are met. In the quarter ended June 30, 2019, the Company issued 12,500,000 shares of its common stock (shares are held in escrow) as it is currently attempting to acquire the set of entities that include Consolidated Ventures of Oregon, LLC (“CVO”) and Opco Holdings, LLC (“Opco”) which comprise the entities within the Multi Party Agreement. In addition, the Company is also currently negotiation with the owners of certain properties contained within the Multi Party Agreement. The Company and owners of CVO and Opco have finalized their agreements, and are waiting for regulatory approval to transfer certain licenses, which has not yet occurred as of the date of this filing, or the date of these consolidated financial statements, however, the Company does believe it will complete the acquisition in the current calendar year. Should the acquisition be completed, the Company will no longer be engaged primarily in property rental operations, but will take over the operations of its primary renters, which is the cultivation, production and sale of cannabis and related productions. Because CVO and Opco are related to the Company, should the acquisition occur, it will not be accounted for as a business combination at fair value under the codification sections of ASC 805. The assets and liabilities will transfer at their historical cost and the company will include the operations of CVO and Opco for all periods presented. The Company has therefore recorded the par value of the shares issued of $12,500 as of September 30, 2019. As of September 30, 2019, the Company has consolidated the entities with the Opco Holdings Group.  As of June 30, 2020, the Company has consolidated the entities within the CVO group as it has determined that they are now material.

The accompanying unaudited condensed consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly-owned subsidiaries, Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, LLC., Stem Group Oklahoma, Inc, Stem Holdings Florida, Inc. (what about foothills, SAV and WCV)  In addition, the Company has consolidated YMY Ventures, LLC, NVDRE, Inc., Opco Holdings, Inc. and its subsidiaries  and CVO and its subsidiaries under the variable interest requirements. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2020 is as follows:

Convertible notes	3,924,075
Options to purchase common stock	4,747,916
Unvested restricted stock awards	1,392,922
Warrants to purchase common stock	4,564,733
14,629,646

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

The Company’s sales environment is somewhat unique, in that once the product is sold to the customer (retail) or delivered (wholesale) there are essentially no returns allowed or warranty available to the customer under the various state laws.

Revenue related to wholesale products is recognized upon receipt by the customer.

Disaggregation of Revenue

In the three and nine months ended June 30, 2019, the Company’s revenue was primarily rental of land, buildings and improvements in nature, and governed primarily under ASC 840. In the three and nine months ended June 30, 2020, all of the Company’s rental revenue is eliminated upon consolidation, and the revenue reported is primarily from the sale of cannabis and related products accounted for under ASC 606.

The following table illustrates our revenue by type related to the three months ended June 30, 2020 and 2019:

Three Months Ended June 30,	2020	2019
Revenue
Wholesale	$1,595	$-
Retail	5,072	-
Rental	11	361
Other	18	260
Total revenue	6,696	621
Discounts and returns	1,498	-
Net Revenue	$5,198	$621

The following table illustrates our revenue by type related to the nine months ended June 30, 2020 and 2019:

Nine Months Ended June 30,	2020	2019
Revenue
Wholesale	$2,903	$-
Retail	7,366	-
Rental	26	1,053
Other	20	261
Total revenue	10,315	1,314
Discounts and returns	1,498	-
Net Revenue	$8,817	$1,314

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, including industry-specific revenue guidance. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method and will be effective for the Company on October 1, 2019, at which time the Company expects to adopt the updated standard using the modified retrospective approach. The financial information included in the Company’s 2020 Form 10-K will be updated for the October 1, 2019 adoption date; this new guidance will be reflected for the first time in the Company’s 2020 Form 10-K but effective as of October 1, 2019 in that filing. However, the Company will continue to account for revenue recognition under ASC Topic 605 for interim periods in 2020 and will not be required to amend its Form 10-Q filings filed throughout 2020 to reflect the October 1, 2019 adoption date. The guidance allows for the use of one of two retrospective application methods: the full retrospective method or the modified retrospective method. The Company adopted the standard in fiscal year 2020 using the modified retrospective method. The adoption of the standard did not have a material impact on the recognition of revenue.

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

3. Property, Plant & Equipment

Property and equipment consist of the following (in thousands):

	June 30,	September 30,
	2020	2019

Land	$1,451	$1,451
Automobiles	61	61
Signage	19	19
Furniture and equipment	2,291	2,125
Leasehold improvements	3,306	3,197
Buildings and property improvements	12,628	9,719
Computer software	59	59
	19,815	16,631
Accumulated depreciation	(3,195)	(1,925)
Property and equipment, net	$16,620	$14,706

Depreciation and amortization expense was approximately $0.5 million and $1.3 million for the three and nine months ended June 30, 2020.

Depreciation and amortization expense was approximately $0.2 million and $0.7 million for the three and nine months ended June 30, 2019.

4. Inventory

Inventory consists of the following (in thousands):

	June 30,	September 30,
	2020	2019

Raw materials	$844	$169
Work-in-progress	129	42
Finished goods	380	400
Total Inventory	$1,353	$611

The Company’s inventory is related to twelve subsidiaries of which seven are consolidated because of their VIE status, four are wholly owned by the Company and one subsidiary that is 50% owned by the Company. Raw materials and work-in-progress include the costs incurred for cultivation materials and live plants. Finished goods consists of cannabis products ready to be sold. There was no inventory reserve as of June 30, 2020 and September 30, 2019.

5. Asset Acquisitions

November 1, 2019, the Company received 100.0% interest in Empire Holdings, LLC (“EH”). EH leases its facilities to Kind Care, LLC. The Company purchased the property for $500,000 less the lien amount of $105,732 paid in kind and issued 394,270 shares of its common stock in satisfaction of the purchase price.

For the period ended June 2020, the Company acquired Seven Leaf Ventures Corp. (“7LV”), a private Alberta corporation, and its subsidiaries, pursuant to the terms of a share purchase agreement dated March 6, 2020. 7LV owns Foothills Health and Wellness, a medical dispensary, in the greater Sacramento, California area. In connection with the acquisition, the Company issued 11,999,008 shares of common stock to former shareholders of 7LV (“7LV Shares”). The Company issued an aggregate 682,000 shares and replaced 10% unsecured convertible debentures in the aggregate principal amount of C4,571,170 ($3,410,000 USD) (the “Replacement Debentures”), convertible into shares at a conversion price of C$1.67 per share at any time prior to May 3, 2021, to former holders of unsecured convertible debentures of 7LV. As part of the Acquisition, the Company assumed the obligations of 7LV with respect to the common share purchase warrants of 7LV outstanding on the closing of the acquisition, subject to appropriate adjustments to reflect the exchange ratio. Accordingly, the Company has assumed 1,022,915 common share purchase warrants (the “Warrants”), exercisable into shares at an exercise price of C$2.08 per share at any time prior to May 3, 2021, 299,975 Warrants, exercisable into shares at an exercise price of C$4.17 per share at any time prior to December 30, 2020 and 999,923 Warrants, exercisable into shares at an exercise price of C$0.50 at any time prior to October 10, 2020. Following the completion of the acquisition, 7LV is now a wholly-owned subsidiary of the Company. Certain shareholders of 7LV, who collectively held approximately 74.5% of the 7LV Shares outstanding at the closing of the acquisition, have agreed to a contractual lock-up pursuant to which such shareholders will not transfer 25% of the Company’s shares received as part of the acquisition until approximately 90 days following the acquisition by 7LV of the Sacramento California Dispensary.

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

The table below represents unaudited pro forma revenue and operating loss as if the acquisition of 7LV had occurred in September 2019.

Nine months ended June 30, 2020

Revenues	$5,672
Operating loss	$(25,292)

The following table presents a preliminary allocation of the purchase price to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill.  The goodwill is not deductible for tax purposes. These estimates are provisional in nature and adjustments may be recorded in future periods as appraisals and other valuation reviews are finalized.   Any necessary adjustments will be finalized within one year from the date of acquisition (in thousands).

Consideration Paid (in thousands)
Estimated fair value of common stock issued	$10,022
Estimated fair value of warrants issued	653
Estimated fair value of debt issued	3,410
Contingent consideration	1,084
Total consideration paid	$15,169

Assets acquired: (in thousands)
Cash and cash equivalents	$81
Accounts Receivable, net	-
Inventory	131
Prepaid expenses and other current assets	12
Goodwill	10,543
Intangible assets	4,474
Total assets acquired	$15,241

Liabilities assumed: (in thousands)
Accrued expenses and other current liabilities	72
Total liabilities assumed	$72

Net assets acquired (in thousands)	$15,169

As part of the Seven LV acquisition, on the anniversary date of the closing, the Company shall pay the seller additional consideration for the purchase price not greater than $1,220,000 based on achieving revenue of $5,000,000 or greater. As of June 30, 2020, the Company has recorded the contingent liability in the amount of $1,084.

As of May 2020, the Company entered into a Share Exchange Agreement with the NVDRE shareholders to exchange their shareholdings that represent 12.5 percent of NVDRE in exchange for the issuance of the Company’s common stock. The exchange amounted to the issuance of 386,035 shares of the Company’s common stock valued and recorded to investment at $196,000.

6. Notes Receivable

On January 4, 2020, the Company issued a $355,000 promissory note to Community Growth Partners Holdings, Inc., (“CGS”). CGS is a cannabis license holder in Massachusetts. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding balance together with interest upon the first to occur of (i) the closing of the initial capital equity contribution made by the Company in GCS or (ii) the date that is nine months after the opening of the Great Barrington Dispensary which is planned to open sometime this summer.

On January 6, 2020, the Company issued a convertible promissory note to Community Growth Partners Holdings, Inc., (“CGS”) which will act as a line of credit. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding principal together with interest on the unpaid principal balance upon the date that is twelve months after the effective date and shall be payable as follows: (a)The Company agrees to make several loans to CGS from time to time upon request of CGS in amounts not to exceed the principal sum of $2,000,000, (b) Payment of principal and interest shall be immediately available funds, (c) This note may be prepaid in whole or in part at any time without premium or penalty. Any partial prepayment shall be applied against the principal amount outstanding, (d) The unpaid principal amount outstanding under this note shall bear interest commencing upon the first advance at the rate of 10% per annum through the maturity date, calculated on the basis of a 365-day, until the entire indebtedness is fully paid, (e) Upon the closing of a $2,000,000 financing by the Company, all of the principal and interest shall automatically convert into equity shares of CGS at the price obtained by the qualified financing. Balance outstanding as of June 30, 2020 is approximately $600,000.

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

7. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows (in thousands):

	As of June 30, 2020
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$916	$(43)	$873	50.0%
Western Coast Ventures, Inc.	$1,287	(192)	1,095	49.0%
YMY Ventures, Inc.	$447	(231)	216	50.0%
	$2,650	$(466)	$2,184

8. Intangible Assets, net

Intangible assets as of June 30, 2020 (in thousands):

	Estimated Useful Life	Cannabis Licenses	Tradename	Customer Relationship	Non-compete	Accumulated Amortization	Net Carrying Amount
Balance as September 30, 2019		$5,814	$147	$135	$220	$-	$6,316
YMY Ventures (1)	15	-	-	-	-	(38)	(38)
Western Coast Ventures, Inc. (1)	15	-	-	-	-	(122)	(122)
Yerba Buena	3-15 years	-	-	-	-	(172)	(172)
Foot Hills	15	4,474				(98)	4,376
Other	5	-	-	-	-	-	-
Balance as June 30, 2020		$10,288	$147	$135	$220	$(430)	$10,360

(1) These represent provisional licenses that the Company acquired during the fiscal years ended September 30, 2019 and 2018. Once these licenses are approved by their respective regulatory bodies, the Company will amortize these cannabis licenses over a 15-year estimated useful life. Amortization expense for the three and nine months ended June 30, 2020 was $172 and $430, respectively.

9. Related party

In the period ended June 30, 2020, the Company was advanced $490 by the parent company of 7LV.

10. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2020	September 30, 2019
Accounts payable	$1,663	$707
Accrued credit cards	38	31
Accrued interest	133	106
Other	393	238
Total Accounts Payable and Accrued Expenses	$2,226	$1,082

11. Notes Payable and Advances

The following table summarizes the Company’s notes, mortgages, and advances as of June 30, 2020 and September 30, 2019 (in thousands):

	June 30,	September 30,
	2020	2019
Equipment financing	$30	$33
Insurance financing	174	160
Mortgages payable	1,259	2,191
Promissory note	1,489	1,000
	$2,952	$3,384
Acquisition notes payable	679	708
Total notes payable and advances	$3,631	$4,092

Long-term mortgages	3,085

Equipment financing

Effective May 29, 2018, the Company entered into a 24-month premium finance agreement in consideration for a MT85 wide track loader in the principal amount of $27,844. The note bears no annual interest rate and requires the Company to make 24 monthly payments of $1,160 over the term of the note. As of June 30, 2020, the obligation has been paid. No amount was recorded for the premium for the non- interest-bearing feature of the note as it was immaterial.

Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-nine monthly payments of $442 over the term of the note. As of June 30, 2020, the obligation outstanding is $4,425. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

November 2017, the Company entered into a promissory note in the amount of $21,749 from a vendor of the Company to finance the acquisition of a security electronics system in one of its properties. The promissory note bears an interest rate of 18% per annum and also contains a 10% servicing fee. The note matures 24 months after issuance and is secured by certain security electronics purchased with proceeds of the note. This vendor is currently in a restructuring and is likely to go out of business. As of June, 2019, the Company has been notified that the vendor holding the note is in bankruptcy and during the year ended September June, 2019, the Company withheld payment under the note. The obligation remains outstanding at $14,950 as of June 30, 2020.

Upon acquisition of Yerba Buena on June 24, 2019, the Company assumed the liability of a 2017 tractor with a balance of approximately $18,000. The note bears no annual interest rate and requires the Company to make monthly payments of $482 over the term of the note. As of June 30, 2020, the obligation outstanding is $11,056. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

Insurance financing

Effective July 30, 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $63,101. The note bears an annual interest rate of 7.63% and requires the Company to make ten monthly payments of $4,582 over the term of the note. As of June 30, 2020, the obligation has been paid in full.

Effective July 30, 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $78,900. The note bears an annual interest rate of 7.25% and requires the Company to make ten monthly payments of $5,756 over the term of the note. As of June 30, 2020, the obligation has been paid in full.

Effective June 8, 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $5,975. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $513 over the term of the note. As of June 30, 2020, the obligation was paid in full.

Effective May 24, 2019, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $11,440. The note bears an annual interest rate of 8.7% and requires the Company to make 9 monthly payments of $1,322 over the term of the note. As of June 30, 2020, the obligation was paid in full.

Effective December 5, 2019, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $9,490. The note bears an annual interest rate of 8.7% and requires the Company to make 9 monthly payments of $685 over the term of the note. As of June 30, 2020, the obligation outstanding is $1,369.

Effective February 7, 2020, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $300,150. The note bears an annual interest rate of 7.46%. The Company paid $60,255 as a down payment on February 7, 2020, the note requires the Company to make 9 monthly payments of $22,718 over the remaining term of the note. As of June 30, 2020, the obligation outstanding is $159,024.

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

In the period ended June 30, 2020, the Company and ECP agreed to unwind the transaction. The Company returned its membership interest, the $1 million promissory note was cancelled and the remaining equity method investment of approximately. $236 was written off to loss from equity method investees on the statement of operations and ECP returned $232 of cash to the Company.

For the quarter ended June 30, 2020, the Company received loan proceeds of $266,820 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated May 01, 2020, between the Company and Transportation Alliance Bank as the lender, matures on May 01, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements.

The Promissory Note evidencing the PPP Loan contains customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the Promissory Note. The occurrence of an event of default may result in, among other things, the Company becoming obligated to repay all amounts outstanding. We continue to evaluate and may still apply for additional programs under the CARES Act, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

For the quarter ended June 30, 2020, the Company’s related entity received loan proceeds of $245,400 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated June 03, 2020, between the Company and Coastal States Bank as the lender, matures on June 03, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements.

The Promissory Note evidencing the PPP Loan is entered into subject to guidelines applicable to the program and contains customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the Promissory Note. The occurrence of an event of default may result in, among other things, the Company becoming obligated to repay all amounts outstanding. We continue to evaluate and may still apply for additional programs under the CARES Act, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

For the quarter ended June 30, 2020, the Company’s subsidiary received loan proceeds of $62,500 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated June 25, 2020, between the Company and First Home Bank as the lender, matures on June 25, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements.

The Promissory Note evidencing the PPP Loan is entered into subject to guidelines applicable to the program and contains customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the Promissory Note. The occurrence of an event of default may result in, among other things, the Company becoming obligated to repay all amounts outstanding. We continue to evaluate and may still apply for additional programs under the CARES Act, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

Mortgages payable

On January 16, 2018 the Company consummated a “Contract for Sale” for a Farm Property in Mulino OR (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. No amount was recorded for the premium for the below market rate feature of the note as it was immaterial. The note is secured by a deed of trust on the property. The Company performed an analysis and determined that the rate obtained was below market, however, no premium was recorded as the Company determined it was immaterial. At June 30, 2020, the balance due is $958,500. Currently the Company has received a verbal extension through the next quarter to procure additional financing on this property to pay off the indebtedness.

On February 28, 2018, the Company executed a $550,000 mortgage payable on the Willamette property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began June 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on June 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $28,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. The amount outstanding was $550,000 under this mortgage. In June 2020, the Company completed a refinance of this mortgage. In the refinance, the Company entered into a mortgage, secured by the property with an additional personal guaranty of the CEO of the Company, for $700,000 with an annual interest rate of 15%, paid points at closing totaling $42,000 and a maturity date of June 30, 2022

On April 4, 2018, the Company executed a $304,000 mortgage payable on the Powell property to acquire additional funds. At closing $75,000 of the proceeds was put into escrow. The mortgage bears interest at 15% per annum. Monthly interest only payments began May 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company plaid costs of approximately $19,000 to close on the mortgage. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. The amount outstanding was $304,000. In January 2020, the Company completed a refinance of this mortgage. In the refinance, the Company entered into a mortgage, secured by the property with an additional personal guaranty of the CEO plus an assignment of the right and title in all of CEO’s common shares of the Company as collateral under the mortgage, for $400,000 with an annual interest rate of 15%, paid points at closing totaling $24,000 and a maturity date of January 30, 2022.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. At June 30, 2020, the balance due totals $300,000.

For the period ended June 2020, the Company executed a $1,585,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began April 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2023, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $120,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company.

For the period ended June 30, 2020, the Company executed a $400,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began May 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2022, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $38,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company.

Acquisition Notes Payable

In April 2019, the Company entered into a promissory note with a principal balance of $400,000 related to its acquisition of Yerba Buena, Oregon LLC. The note was issued on April 8, 2019 and is due on April 8, 2021. The note has a coupon interest rate of 8%. As of June 30, 2020, the Company has made payments of $28,093 leaving a balance of $371,907 in Short-term liabilities.

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY. In connection with this agreement, the Company recorded a note payable of approximately $300,000. As of June 30, 2020, the Company has not made any payments related to this note.

Other Promissory Notes

In January 2020, the Company issued a promissory note with a principal balance of $500,000 to accredited investors (the “Note Holders”). The notes mature in July 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory notes, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per.

In January 2020, the Company issued another promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The notes mature in October 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory notes, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per.

12. Convertible debt

8% Convertible notes

Nine-month term

During the year ended September 30, 2018, the Company issued convertible promissory notes with a principal balance of $975,000 to accredited investors (the “Note Holders”). The notes matured in June 2019 and had an annual rate of interest of 8%. Unless the notes are prepaid, the notes will automatically convert at the maturity date into shares of the Company’s common stock at a conversion price of $2.50 per share. In October 2018, the Company offered the convertible note holders the opportunity to receive a reduced conversion price from $2.50 per share to $1.80 per share as an inducement for the Note Holders to convert the notes. As of October 30, 2018, all of the convertible note holders agreed to convert at the reduced price offered by the Company. The Company issued 541,668 shares of common stock in conversion of the notes. The Company recognized an inducement cost associated with the conversion of the convertible promissory notes of approximately $0.368 million with a corresponding credit to additional paid-in capital.

In connection with the issuance of the convertible promissory notes, the Company issued the Note Holders common stock purchase warrants with a three year term from the issuance date, providing the Note Holders the right to purchase 97,500 shares of the Company’s common stock at $2.50 per share, with standard anti-dilution protection. After allocating issuance proceeds to the warrant liability, the effective conversion price of the convertible promissory notes was below the quoted market price of the Company’s common stock. As such, the Company recognized beneficial conversion feature equal to the intrinsic value of the conversion feature on the issuance date, resulting in an additional discount to the initial carrying value of the convertible promissory notes of approximately $0.5 million with a corresponding credit to additional paid-in capital. As of June 30, 2020, the balance of the warrant liability for these debentures is 0.

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

In December 2018 and January 2019, the Company issued 3,121 CD Special Warrants in the first closing of the Offering, at a price of CDN $1,000 per CD Special Warrant, and received aggregate gross proceeds of CDN $3.1 million or $2.3 million USD. In connection with this offering, the Company issued the agents in such offering 52,4June convertible debenture special warrants (the “Broker CD Special Warrants”) as partial satisfaction of a selling commission.

On June 14, 2019, the Company issued 962 CD Special Warrants in the second and final closing of the Offering, at a price of CDN $1,000 per CD Special Warrant, and received aggregate gross proceeds of CDN $1.0 million or $0.7 million USD. In connection with this offering, the Company issued the agents in such offering 5,600 convertible debenture special warrants (the “Broker CD Special Warrants”) as partial satisfaction of a selling commission.

The total aggregate proceeds of the Offering totaled $4.1 million CDN or $3.1 million USD.

Each CD Special Warrant will be exchanged (with no further action on the part of the holder thereof and for no further consideration) for one convertible debenture unit of the Company (a “Convertible Debenture Unit”), on the earlier of: (i) the third business day after the date on which both (A) a receipt (the “Receipt”) for a (final) prospectus (the “Qualification Prospectus”) qualifying the distribution of the Convertible Debentures (as defined below) and Warrants (as defined below) issuable upon exercise of the CD Special Warrants has been issued by the applicable securities regulatory authorities in the Canadian jurisdictions in which purchasers of the CD Special Warrants are resident (the “Canadian Jurisdictions”), and (B) a registration statement (the “Registration Statement”) registering the resale of the common shares underlying the Convertible Debentures and Warrants has been declared effective by the U.S. Securities and Exchange Commission (the “Registration”); and (ii) the date that is nine months following the closing of the Offering. The Company has also provided certain registration rights to purchasers of the CD Special Warrants. The CD Special Warrants were exchanged for Convertible Debenture Units after nine months as U.S. and Canadian registrations were not effective at that time.

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

The Company has agreed to use its best efforts to obtain the Receipt and Registration within nine months following the closing of the Offering. In the event that the Receipt and Registration have not been obtained on or before 5:00 p.m. (PST) on the date that is 120 days following the closing of the Offering, each unexercised CD Special Warrant will thereafter entitle the holder thereof to receive, upon the exercise thereof and at no additional cost, 1.05 Convertible Debenture Units per CD Special Warrant (instead of 1.0 Convertible Debenture Unit per CD Special Warrant). Until the Receipt and Registration have been obtained, securities issued in connection with the Offering (including any underlying securities issued upon conversion or exercise thereof) will be subject to a 6-month hold period from the date of issue. Since the CD Special Warrants were exchanged for Convertible Debenture Units after 6 months as U.S. and Canadian registrations were not effective at that time, the holders received 1.05 Convertible Debenture Units per CD Special Warrant.

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

The Company valued the warrants granted using the Black-Scholes pricing model and determined that the value at grant date was approximately $424,000 USD (this includes the warrants issued as part of the penalty for failure to timely file the required registration statement under the indenture agreement). The significant assumptions used in the valuation are as follows:

Fair value of underlying common shares	$1.78 to 2.10
Exercise price (converted to USD)	$1.125
Dividend yield	-
Historical volatility	115%
Risk free interest rate	1.40 to 1.90%

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

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Canaccord convertible notes and the subsequent fair value measurement during the nine months ended June 30, 2020 in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance at September 30, 2019	$42	$158
Change in fair value	(7)	(21)
Balance at December 31, 2019	35	137
Change in fair value	(15)	(121)
Balance at March 31, 2020	20	16
Change in fair value	50	570
Balance at June 30, 2020	$70	$586

The table below shows the net amount of convertible notes as of June 30, 2020 in USD (in thousands):

June 30, 2020
Principal value of 8%, convertible at $0.84 at June 30, 2020, due December 27, 2020
including penalty provision of $155,239	$2,901
Principal value of 10%, convertible at $1.22 at June 30, 2020, due May 30, 2021 (see note 5)	3,410
Debt discount	(557)
Cumulative foreign currency impact	242
Carrying value of convertible notes	$5,996

In April, 2020 the Company received approval of the holders Warrant holders of the warrants and the holders debenture holders of the Convertible Debentures to reprice the convertible securities issued in connection with the Company’s special warrant financing, which closed on December 27, 2018 and June 14, 2019. The share purchase warrants of the Company issued in connection with the financing will be repriced to C$1.50 per Common Share and the convertible debentures of the Company issued in connection with the financing will be repriced to C$1.15 per common share. Additionally, the Debenture holders have approved the following amendments to the terms of the convertible debentures: (i) an extension to the maturity date of the convertible debentures to three years from the date of issuance; and (ii) an amendment to permit the Company to force the conversion of the principal amount of the then outstanding convertible debentures and any accrued and unpaid interest thereof at the new conversion price on not less than June days’ prior written notice if the closing trading price of the shares of common stock of the Company’s common shares exceeds C$1.90 for a period of 10 consecutive trading days on the CSE. The Warrant holders have also approved the inclusion of an early acceleration feature in accordance with the policies of the Canadian Securities Exchange, permitting the Company to accelerate the expiry date of the warrants should the closing trading price of the Common Shares exceed C$1.87 for a period of 10 consecutive trading days on the CSE.

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2020 (in thousands):

	Fair value measured at June 30, 2020
		Quoted	Significant
		prices in active markets	other observable inputs	Significant unobservable inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$448	$-	$-	$448
Embedded derivative liability	586	-	-	586
Total fair value	$1,034	$-	$-	$1,034

There were no transfers between Level 1, 2 or 3 during the nine months ended June 30, 2020.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended June 30, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

		Embedded
	Warrant Liability	Derivative Liability	Total
Balance – September 30, 2019	$283	$158	$441
Warrants granted for stock-based compensation	-	-	-
Change in fair value	(38)	(21)	(59)
Balance - December 31, 2019	245	137	382
Warrants issued pursuant to acquisition (see Note 5)	823		823
Warrants granted for stock-based compensation	105	-	105
Change in fair value	254	(121)	133
Other	(10)	-	(10)
Balance - March 31, 2020	1,417	16	1,433
Change in fair value	(969)	570	(399)
Balance - June 30, 2020	$448	$586	$1,034

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of June 30, 2020 is as follows:

Warrant Liability
As of June 30, 2020
Strike price	$0.45
Contractual term (years)	1 to 3
Volatility (annual)	115%
Risk-free rate	.29%
Dividend yield (per share)	0%

	Embedded Derivative Liability
	As of June 30, 2020	As of September, 2019
Strike price	$1.36	$0.80
Contractual term (years)	1.5	1.2
Volatility (annual)	122%	85%
Risk-free rate	1.36%	1.68%
Dividend yield (per share)	0%	11.12%

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

14. Shareholders’ Equity

Preferred shares

The Company had two series of preferred shares designated with no preferred shares issued and outstanding as of June 30, 2020 and September 30, 2019.

Common shares

As of May 2020, the Company entered into a Share Exchange Agreement with the NVDRE shareholders to exchange their shareholdings that represent 12.5 percent of NVDRE in exchange for the issuance of the Company’s common stock. The exchange amounted to the issuance of 386,030 shares of the Company’s common stock valued and recorded to investment at $196,000 (see note 5).

During the nine months ended June 30, 2020, the Company issued 394,270 shares of its common stock in connection with a Membership Interest Purchase Agreement for real property located in Eugene, Oregon. The agreed upon purchase price was $500 less the lien of $106. The Company acquired the property from a related party and recorded the building at its carrying value of approximately $500. In connection with this transaction the Company issued 394,270 common shares at $1.00 per share.

Pursuant to the acquisition of 7LV, the Company issued 11,999,008 shares of common stock to former shareholders of 7LV. The Company also issued an aggregate 682,000 shares and replacement 10% unsecured convertible debentures in the aggregate principal amount of C$4,571 ($3,410 USD) (the “Replacement Debentures”), convertible into shares at a conversion price of C$1.67 per share at any time prior to May 3, 2021, to former holders of unsecured convertible debentures of 7LV (see note 5).

The Company issued 202,350 common shares for the fair value of $121 in partial payment of interest on convertible notes in connection with the Seven Leaf Ventures Corporation acquisition.

Common stock issuances for compensation:

During the three months ended December 30, 2019, the Company issued 5,000 shares of its common stock related to a consulting agreement for a fair value of approximately $4 or $0.89 per share.

During the three months ended December 30, 2019, the Company issued 100,000 shares of its common stock related to an employment agreement for a fair value of approximately $498.

During the period ended June 30, 2020, the Company issued 970,416 shares of its common stock related to various consulting agreements for a fair value of approximately $850 or $0.88 per share. During the same period, the Company cancelled 700,000 common shares related to consulting agreements.

During the period ended June 30, 2020, the Company issued 303,756 shares of its common stock related to various employment agreements for a fair value of approximately $47.

During the period ended June 30, 2020, the Company issued 18,750 shares of the Company’s common stock valued at $6 as stock-based compensation.

15. Stock Based Compensation

Stock Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options for options granted in 2019. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The fair value of options granted during the nine months ended June 30, 2020 were estimated using the following weighted-average assumptions:

Options:

For the Nine Months Ended June 30, 2020
Exercise price	$0.80 - $4.00
Expected term (years)	.5 - 4.0
Expected stock price volatility	108.8% - 188.6%
Risk-free rate of interest	1.6%
Expected dividend rate	0%

A summary of option activity under the Company’s stock option plan for nine months ended June 30, 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2019	3,210,416	$2.45	$-	2.1
Granted	1,262,500	$1.19	$-	2.3
Outstanding as of December 31, 2019	4,472,916	$2.09	$-	2.0
Granted	275,000
Outstanding as of March 31, 2020	4,747,916	$2.03	$-	1.66
Granted	-	-	-	-
Outstanding as of June 30, 2020	4,747,916	2.03	-	1.41
Options vested and exercisable	4,435,416	$2.10	$-	1.40

Estimated future stock-based compensation expense relating to unvested stock options was approximately $0.3 million as of June 30, 2020. Weighted average remaining contractual life of the options is 2.0 years.

Stock-based Compensation Expense

Stock-based compensation expense for the three and nine months ended June 30, 2020 and 2019 was comprised of the following (in thousands):

	Three months ended June 30,
	2020	2019
Stock grants	$6	$3,995
Stock options	-	135
Warrants	-	-
Total stock-based compensation	$6	$4,130

	Nine months ended June 30,
	2020	2019
Stock grants	$1,193	$5,991
Stock options	615	478
Warrants	105	697
Total stock-based compensation	$1,913	$7,166

In the 4th quarter of fiscal year ended September, 2019, the Company changed its policy for recognizing prepaid fully vested non-employee stock-based compensation. Historically, the Company would initially record a prepaid asset based upon the fair value of the award on the grant date and subsequently record this award over an implicit service period. The Company now expenses at grant all fully vested non-employee stock-based compensation on the grant date as there is no substantive future service period on the grant date. This change in accounting method was applied retrospectively, and this change resulted in an increase in stock-based compensation of $273 for the nine months ended June 30, 2019. This change increased the loss per share by $(0.01) from $(0.46) loss per share to $(0.47) per share for the nine months ended June 30, 2019.

16. Commitments and Contingencies

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, this also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth. In the period ended June 30, 2020, the Company’s accounts with a major money center bank were closed as the bank would not allow the Company to continue to use its banking network.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

As of June 30, 2020, the Company has acquired interests in several entities. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States and Eswatini. As of June 30, 2020, Company estimates that its investees will need up to approximately $2.5 million to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development.

Effective January 2019, the Company entered into a one-year Board Member agreement, and as part of that agreement for services agreed to issue 250,000 shares of the Company’s common stock and 250,000 options priced at $1.00.

D.H. Flamingo, Inc. v. Department of Taxation, et. al.

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

Chord Advisors, LLC v. Stem Holdings, Inc., et. al.

On June 5, 2020 Chord Advisors, LLC (“Chord”) filed a Complaint in the Circuit Court of the Fifteenth Judicial District in and for Palm Beach County, Florida (Case # 502020CA006097) alleging that Stem Holdings, Inc. owes Chord approximately $260,000 on account of fees for accounting services accrued pursuant to a Letter of Agreement dated October 2019. On July 6, 2020, the Company filed an Answer and Affirmative Defenses to the Complaint. This matter is in its early stages and, while the Company believes that it has meritorious defenses to the matters detailed in the Complaint, it is impossible to predict the outcome of the matter.

Lili Enterprises, LLC adv. YMY Ventures and OPCO, LLC

In July 2020, a dispute arose with the Company’s joint venture partner in connection with the Company’s operations in the State of Nevada. In this regard, the Company’s joint venture partner claims that it is owed certain amounts totaling approximately $307,500 pursuant to the joint venture Operating Agreement. On the other hand, the Company claims that the joint venture partner is in breach of its agreements with the Company and that the Company has heretofore advanced over $1 million in excess of its commitments under the Operating Agreement. The operative agreements require the disputes to be arbitrated. The parties have engaged an arbitrator and the matters are set for an arbitration hearing in February 2021. Ultimately, while the Company believes that a settlement will be reached, it is impossible to predict the outcome of the matter.

For the period ended June 2020, the Company entered into a nine-month consulting agreement, and as part of that agreement for professional services, agreed to issue a total of 350,000 shares of the Company’s common stock and $100,000 cash compensation. Pursuant to the agreement, all 350,000 shares of common stock will be restricted securities.

For the period ended 2020, the Company entered into a nine-month consulting agreement, and as part of that agreement for professional services, agreed to issue a total of 100,000 shares of the Company’s common stock and $10,000 cash compensation. Pursuant to the agreement, all 100,000 shares of common stock will be restricted securities.

17. Subsequent Events

In July 2020, the Company’s wholly owned subsidiary in Oregon received loan proceeds of $220,564 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated July 09, 2020, between the Company and Cross River Bank as the lender, matures on July 09, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements.

The Promissory Note evidencing the PPP Loan is entered into subject to guidelines applicable to the program and contains customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the Promissory Note. The occurrence of an event of default may result in, among other things, the Company becoming obligated to repay all amounts outstanding. We continue to evaluate and may still apply for additional programs under the CARES Act, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

The Company filed a Registration Statement with respect to the prospective sale of up to 10,000,000 shares of Common Stock which was declared effective by the U.S. Securities Exchange Commission on July 2, 2020.  As of the date of this report, none of the registered shares have been sold and, as a result, there are no proceeds of sales to report.”

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

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” detailed in the Company’s Form 10 and S-1 registration statement, 10k annual report and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

For the three and nine months ended June 30, 2020, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the three and nine months ended June 30, 2020 and 2019, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

OVERVIEW

Stem Holdings, Inc. (“Stem” or the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company is a multi-state, vertically integrated, cannabis company that purchases, improves, leases, operates and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, California and Oklahoma. As of June 30, 2020, Stem had ownership interests in 26 state issued cannabis licenses including six (6) licenses for cannabis cultivation, three (3) licenses for cannabis production, five (5) licenses for cannabis processing, one (1) license for cannabis wholesale distribution, one (1) license for hemp production and ten (10) cannabis dispensary licenses.

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

Summary of Results

The operations of the Company have changed dramatically over the past year and therefore the results presented herein in this management’s discussion and analysis are not directly comparable. For the three and nine months ended June 31, 2019, our results are only for Stem Holdings, Inc. and they comprise only real estate rental and general and administrative operations. At this time, the results of operations and financial position for the variable interest entities and affiliates we consolidated at our 2019 fiscal year end and ongoing into the 2nd quarter of fiscal 2020, were immaterial and therefore not included in the three and nine months ended June 30, 2019. In the three and nine months ended June 30, 2020, none of our results encompass real estate rental operations. The entirety of our operations now results directly from our cultivation, production and sale operations for cannabis and related products. In addition, we have in this period expanded beyond the state of Oregon, and in the three and nine months ended June 30, 2020, our results include operations in the state of Oregon, California, and Nevada.

	For the Three Months Ended June 30,		Change
($ in thousands)	2020	2019	$	%
Gross Revenue	$6,696	$621	$6,075	978%
Returns	2	-	2	100%
Discounts	1,496	-	1,496	100%
Net revenue	5,198	621	4,577	737%
Net (loss)	(947)	(3,693)	$2,746	(74%)
Basic and diluted earnings (loss) per share	(0.01)	(0.10)

Comparison of the results of operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019

The Company had gross revenues during the three months ended June 30, 2020 of $6,696 compared with $621for the comparable period of 2019, the increase is primarily due to the acquisitions of both Yerba Buena and Seven Leaf and the consolidation of eleven related entities. The company’s net revenue for the three months ended June 30, 2020 of $5,197 compared with $921 for the comparable period of 2019, the increase due to the acquisitions of both Yerba Buena and Seven Leaf and the consolidation of eleven related entities.

Cost of goods for the three months ended June 30, 2020 amounted to approximately $3,420 compared to $258 in the comparable period of the prior year. These costs include both the cost of finished product purchased for retail and the cost of cultivation and processing for the grow facilities and sold at the wholesale level.

In the three months ended June 30, 2020, we incurred consulting costs of $124 compared to $115 in the comparable period of the prior year. We expended those fees as we have yet to build up a significant employee base and currently outsource certain tasks to consultants. We expect in the upcoming year to increase our consulting fees as we continue to grow, even though we do expect to increase staffing, as we do not expect that growth will be commensurate with our growth from operations in the near term.

In the three months ended June 30, 2020, we incurred professional fees of approximately $257 compared to $418 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services relating to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In the three months ended June 30, 2020, we incurred general and administrative costs of approximately $2,176 compared to $2,948 which included a decrease in option and stock based consulting and employee compensation expenses, a decrease in travel, legal fees and investor relations slightly offset by an increase in depreciation and amortization. We expect general and administrative costs will increase as we increase our operations.

	For the Nine Months Ended June 30,		Change
($ in thousands)	2020	2019	$	%
Total Revenue	$10,315	$1,314	$9,001	685%
Returns	2	-	2	100%
Discounts	1,496	-	1,496	100%
Net revenue	8,818	1,314	7,504	571%
Net (loss)	(8,567)	(10,379)	$1,811	(17%)
Basic and diluted earnings (loss) per share	(0.15)	(0.48)

Comparison of the results of operations for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019

The Company had revenues during the nine months ended June 30, 2020 of $10,315 compared with $1,314 for the comparable period of 2019, the increase is primarily due to the acquisitions of both Yerba Buena and Seven Leaf and the consolidation of four related entities. The company’s net revenue for the nine months ended June 30, 2020 of $8,818 compared with $1,314 for the comparable period of 2019, the increase due to the acquisitions of both Yerba Buena and Seven Leaf and the consolidation of eleven related entities.

Cost of goods for the nine months ended June 30, 2020 amounted to approximately $6,062 compared to $258 in the comparable period of the prior year. These costs include both the cost of finished product purchased for retail and the cost of cultivation and processing for the grow facilities and sold at the wholesale level.

In the nine months ended June 30, 2020, we incurred consulting costs of $2,031 compared to $297 in the comparable period of the prior year. We mitigated our consulting expenses which were stock based the prior year.

In the nine months ended June 30, 2020, we incurred professional fees of approximately $1,780 compared to $1,269 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services relating to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In nine months ended June 30, 2020, we incurred general and administrative costs of approximately $6,234 compared to $7,513, these costs decreased related to option and stock based consulting and employee compensation expenses, travel, legal fees and investor relations slightly offset by an increase in depreciation and amortization. We expect general and administrative costs will increase as we increase our operations.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of $1,913 as of June 30, 2020. Our primary uses of cash have been for salaries, fees paid to third parties for professional services, insurance, general and administrative expenses, and the acquisitions and development of rental properties and their improvement. All funds received have been expended in the furtherance of growing the business. We have received funds from financing activities such as from equity offerings and debt financing as well as the proceeds from advances to be contributed to new ventures. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our entry into the cultivation, production, and sale of cannabis:
●	Acquisition and buildout of rental properties;
●	Addition of administrative and sales personnel as the business grows and
●	The cost of being a public company.

Subsequent to June 30, 2020, we have not raised any additional funds in our private placements. Our efforts to raise additional capital are ongoing and we expect to continue our efforts in the following quarters.

With respect to the company’s investments in the projects pertaining to the equity method investee’s and affiliates, we have committed that we need to spend an estimated $4 million in expansion, buildout and improvements potentially in the near term. These capital expenditures are contingent upon several factors including the Company obtaining financing for the development of the properties and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company.

On January 6, 2020, the Company issued a convertible promissory note to Community Growth Partners Holdings, Inc., (“CGS”) which will act as a line of credit. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding principal together with interest on the unpaid principal balance upon the date that is twelve months after the effective date and shall be payable as follows: (a)The Company agrees to make several loans to CGS from time to time upon request of CGS in amounts not to exceed the principal sum of $2,000,000, (b) Payment of principal and interest shall be immediately available funds, (c) This note may be prepaid in whole or in part at any time without premium or penalty. Any partial prepayment shall be applied against the principal amount outstanding, (d) The unpaid principal amount outstanding under this note shall bear interest commencing upon the first advance at the rate of 10% per annum through the maturity date, calculated on the basis of a 365-day, until the entire indebtedness is fully paid, (e) Upon the closing of a $2,000,000 financing by the Company, all of the principal and interest shall automatically convert into equity shares of CGS at the price obtained by the qualified financing. Balance outstanding as of June 30, 2020 is approximately $600,000 leaving $1,400,000 availability to fund.

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

Cash Flow

For the nine months ended June 30, 2020 and 2019

Net cash flows used in operating activities was $4,053 for the nine months ended June 30,2020 as compared net cash flow used in operating activities to $4,117 for the nine months ended June 30, 2019, a change of $295.

● Net cash flow used in operating activities for the nine months ended June 30, 2020 primarily reflected a net loss of $9,033 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $1,632, stock-based compensation expense of $1,913, non-cash interest $953 and a loss of $253 from equity method investee, and a change operating assets and liabilities consisting of an increase in accounts receivable of $267, an increase in prepaid expenses of $539, an decrease in inventory of $163 and a decrease in other assets of 83 coupled with an increase in accounts payable of $488.

● Net cash flow used in investing activities for the nine months ended June 30, 2020 amounted to $750 and consisted of $60 in related party advances, $349 cash acquired in acquisition, and $229 return of cash of equity method investees, offset by $433 used in the purchase of property and equipment and $955 in advances to related parties.

● Net cash provided by financing activities was $3,377 for the nine months ended June 30, 2020 as compared to $3,061 for the nine months ended June 30, 2019. During the nine months ended June 30, 2020, we received proceeds from notes payable and advances of $4,596 and other proceeds of $81. Additionally, an offset of $1,300 of payment on notes payable was incurred.

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

As of June 30, 2020, the Company has acquired interests in several entities. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States and Eswatini. As of June 30, 2020, the Company estimates that its investees will need up to approximately $4 million to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

D.H. Flamingo, Inc. v. Department of Taxation, et. al.

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

Chord Advisors, LLC v. Stem Holdings, Inc., et. al.

On June 5, 2020 Chord Advisors, LLC (“Chord”) filed a Complaint in the Circuit Court of the Fifteenth Judicial District in and for Palm Beach County, Florida (Case # 502020CA006097) alleging that Stem Holdings, Inc. owes Chord approximately $260,000 on account of fees for accounting services accrued pursuant to a Letter of Agreement dated October 2019. On July 6, 2020, the Company filed an Answer and Affirmative Defenses to the Complaint. This matter is in its early stages and, while the Company believes that it has meritorious defenses to the matters detailed in the Complaint, it is impossible to predict the outcome of the matter.

Lili Enterprises, LLC adv. YMY Ventures and OPCO, LLC

In July 2020, a dispute arose with the Company’s joint venture partner in connection with the Company’s operations in the State of Nevada. In this regard, the Company’s joint venture partner claims that it is owed certain amounts totaling approximately $307,500 pursuant to the joint venture Operating Agreement. On the other hand, the Company claims that the joint venture partner is in breach of its agreements with the Company and that the Company has heretofore advanced over $1 million in excess of its commitments under the Operating Agreement. The operative agreements require the disputes to be arbitrated. The parties have engaged an arbitrator and the matters are set for an arbitration hearing in February 2021. Ultimately, while the Company believes that a settlement will be reached, it is impossible to predict the outcome of the matter.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item. Notwithstanding, in addition to risk factors highlighted in previous reports, the Company adds the following additional risk factor:

We could be substantially affected by the Coronavirus (COVID-19) pandemic

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this quarterly report on Form 10-Q, several states in the United States have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. The existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations disruptions to our retail operations and ou9r ability to collect rent from the properties which we own, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects throughout our business. If we need to close any of our facilities or a critical number of our employees become too ill to work, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the markets in which we operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Stem between January 1, 2020 and August 14, 2020:

	Security	No. Shares

Compensation	Common Stock	18,750
Share Exchange	Common Stock	386,035
Total		404,785

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

STEM HOLDINGS, INC.

August 17, 2020	By:	/s/ Adam Berk
Adam Berk, President and Chief Executive Officer

