Form 10-K
period 2020-09-30
Stem Holdings, Inc.
filed 2020-12-28
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $15,273,142 at $0.36 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 70,534,167 shares of common stock par value $0.001 as of December 23, 2020.

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

Overview of the Business

Stem is a multi-state, vertically integrated, cannabis company that, through its subsidiaries and its investments, is engaged in the manufacture, possession, use, sale, distribution or branding of cannabis and/or holds licenses in the adult use and/or medical cannabis marketplace in the states of Oregon, Nevada, California, Oklahoma and Massachusetts. Stem has ownership interests in 22 state issued cannabis and industrial hemp licenses, including ten licenses for cannabis cultivation, four licenses for cannabis processing (including two hemp authorizations), one license for cannabis wholesale distribution, one license for hemp production and processing, five cannabis dispensary licenses, one license that permits both dispensary and cultivation activities.

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

Stem’s partner consumer brands are award-winning, nationally known and include: cultivators, TJ’s Gardens, Travis X James, and Yerba Buena; retail brands, Stem and TJ’s; infused product manufacturers, Cannavore and Supernatural Honey; and a CBD company, Dose-ology. As of September 30, 2020, the Company has acquired six commercial properties and leased a seventh property, located in Oregon and Nevada, and has entered into leases to related entities for these properties. As of September 30, 2020, the buildout of these properties to support cannabis related operations was either complete or near completion.

The Company has ten wholly-owned subsidiaries, including Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, LLC., Stem Group Oklahoma, Inc., Opco LLC., Stem Holdings Florida, Inc., Consolidated Ventures of Oregon, Inc., Opco Holdings, Inc., and Stem Holdings Florida, Inc. Stem, through its subsidiaries, is currently in the process of finalizing the investment in and acquisition of entities that engage directly in the production and sale of cannabis, thereby transitioning from a real estate company, with a focus on cannabis industry tenants, to a vertically integrated, multi-state cannabis operating company.

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQX exchange under the symbol “STMH”.

Recent Developments

COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the Document, several states in the United States have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. The existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact the Company’s ability to conduct normal business operations, which could adversely affect the Company’s results of operations and liquidity. Disruptions to the Company’s supply chain and business operations, disruptions to the Company’s retail operations and its ability to collect rent from the properties which it owns, personnel absences, or restrictions on the shipment of the Company’s products or the Company’s suppliers’ or customers’ products, any of which could have adverse ripple effects throughout the Company’s business. If the Company needs to close any of its facilities or a critical number of its employees become too ill to work, the Company’s production ability could be materially adversely affected in a rapid manner. Similarly, if the Company’s customers experience adverse consequences due to COVID-19, or any other, pandemic, demand for the Company’s products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the markets in which the Company operates. Any of these uncertainties could have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

Regulation of Cannabis in the United States Federally

Under U.S. federal law, cannabis is classified as a Schedule I drug. The CSA has five different tiers or schedules. A Schedule I drug means the United States Drug Enforcement Administration (“DEA”) considers it to have a high potential for abuse, no accepted medical treatment, and lack of accepted safety for the use of it even under medical supervision. Other Schedule I drugs include heroin, LSD and ecstasy. In June 2018, the FDA approved Epidiolex, a purified form of CBD derived from the cannabis plant and used to treat two rare, intractable forms of epilepsy. The Company believes cannabis’s categorization as a Schedule I drug is thus not reflective of the medicinal properties of cannabis or the public perception thereof, and numerous studies show cannabis is not able to be abused in the same way as other Schedule I drugs, has medicinal properties, and can be safely administered. In this respect, 33 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands have passed laws authorizing comprehensive, publicly available medical cannabis programs, and 15 of those states and the District of Columbia have passed laws legalizing cannabis for adult use (and several other states are actively considering such laws).

In an effort to address incongruities between cannabis prohibition under the CSA and legalization under various state laws, the federal government issued guidance to law enforcement agencies and financial institutions during the Obama Administration through DOJ memorandum. The most recent such memorandum is the Cole Memo. The Cole Memo provided guidance to federal enforcement agencies as to how they should prioritize civil enforcement, criminal investigations and prosecutions regarding cannabis in all states. The Cole Memo shielded individuals and businesses participating in state-legal cannabis operations from prosecution under federal drugs laws, excepting cannabis related conduct that fell into one of the following enumerated prosecution priorities:

1.	Preventing the distribution of cannabis to minors;

2.	Preventing revenue from the sale of cannabis from going to criminal enterprises, gangs and cartels;

3.	Preventing the diversion of cannabis from states where it is legal under state law in some form to other states;

4.	Preventing the state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

5.	Preventing the violence and the use of firearms in the cultivation and distribution of cannabis;

6.	Preventing the drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;

7.	Preventing the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and

8.	Preventing cannabis possession or use on federal property.

On January 4, 2018, then U.S. Attorney General Jeff Sessions issued a memorandum (the “Sessions Memorandum”), which rescinded the Cole Memo. Rather than provide nationwide guidance respecting cannabis-related crimes in jurisdictions where certain cannabis activity was legal under state law, the Sessions Memorandum instructs that “[i]n deciding which cannabis activities to prosecute... with the DOJ’s finite resources, prosecutors should follow the well-established principles that govern all federal prosecutions.” Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecution, the interests of victims, and other principles. Former U.S. Attorney General Jeff Sessions resigned in November 2018 and was replaced by Matthew Whitaker as interim Attorney General. In February 2019, William Barr was sworn in as Attorney General. It is unclear what position Attorney General Barr will take with respect to enforcing federal drugs laws in jurisdictions with state-legal cannabis operations. However, in a written response to questions from U.S. Senator Cory Booker in connection with his confirmation, Attorney General Barr stated, “I do not intend to go after parties who have complied with state law in reliance on the Cole Memo.”

Despite rescission of the Cole Memo, the Company remains mindful of the common-sense prosecution priorities set forth therein and has not modified policies or procedures intended to support its underlying safety-focused intent. To this end, the Company and its operating subsidiaries adhere to industry best practices for operations, mandate strict compliance with applicable state and local laws, rules, regulations, ordinances, guidance and like authority, implement procedures designed to ensure operations do not exceed what is authorized under applicable licenses, perform stringent diligence on third-parties with whom it does business, performs background checks on employees, and maintains state-of-the-art inventory tracking and other security infrastructure. Regular reviews of the foregoing and related operations, premises, documentation and the like are performed to ensure compliance with the Company’s safety, security and compliance standards.

Although the Cole Memo has been rescinded, one legislative safeguard for the medical cannabis industry remains in place: Congress has passed a so-called “rider” provision in the FY 2015, 2016, 2017, 2018, 2019 and 2020 Consolidated Appropriations Acts to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against state regulated medical cannabis actors operating in compliance with state and local law (the “Rohrabacher-Farr Amendment”). In signing the 2019 Consolidated Appropriations Act, President Trump issued a signing statement noting that the Consolidated Appropriations Act “provides that the DOJ may not use any funds to prevent implementation of medical marijuana laws by various states and territories,” and further stating “[he] will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” While the signing statement can fairly be read to mean that the executive branch intends to enforce the CSA and other federal laws prohibiting the sale and possession of medical cannabis, President Trump did issue a similar signing statement in 2017 and no major federal enforcement actions followed. On September 27, 2019 the Rohrabacher-Farr Amendment was temporarily renewed through a stopgap spending bill and was similarly renewed again on November 21, 2019. The FY 2020 omnibus spending bill was ultimately passed on December 20, 2019, making the Rohrabacher-Farr Amendment effective through September 30, 2020. In signing the spending bill, President Trump again released a statement similar to the ones he made May 2017 and February 2019 regarding the Rohrabacher-Farr Amendment. On October 1, 2020, the Rohrabacher-Farr Amendment was temporarily renewed through the signing of a stopgap spending bill, effective through December 11, 2020; however, it is uncertain whether Congress will extend the Rohrabacher-Farr Amendment beyond December 11, 2020. Notably, the Rohrabacher-Farr Amendment has applied only to medical cannabis programs and has not provided the same protections to enforcement against adult-use cannabis activities.

There is a growing consensus among cannabis businesses and numerous congressmen and congresswomen that guidance is not law and temporary legislative riders, such as the Rohrabacher-Farr Amendment, are an inappropriate way to protect lawful medical cannabis businesses. Given current political trends, the Company considers recent efforts at comprehensive reform unlikely in the near-term. For the time being, cannabis remains a Schedule I controlled substance at the federal level, and neither the Cole Memo nor its rescission nor the continued passage of the Rohrabacher-Farr Amendment has altered that fact. The federal government of the United States has always reserved the right to enforce federal law regarding the sale and disbursement of medical or adult-use cannabis, even if state law sanctions such sale and disbursement. If the United States federal government begins to enforce United States federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, the Company’s business, results of operations, financial condition and prospects could be materially adversely affected.

Due to the CSA categorization of cannabis as a Schedule I drug, U.S. federal law makes it illegal for financial institutions that depend on the Federal Reserve’s money transfer system to take any proceeds from cannabis sales as deposits. Banks and other financial institutions could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses under the Bank Secrecy Act. Under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering or conspiracy.

While there has been no change in U.S. federal banking laws to account for the trend towards legalizing medical and adult use cannabis by U.S. states, the Financial Crimes Enforcement Network (“FinCEN”) bureau of the U.S. Treasury Department has issued guidance in 2014 to prosecutors handling money laundering and other financial crimes advising them not to focus enforcement efforts on banks and other financial institutions servicing cannabis-related businesses so long as such businesses are legally operating under state law and not engaging in conduct within the scope of a Cole Memo prosecution priority (such as keeping cannabis away from minors and out of the hands of organized crime). The 2014 FinCEN guidance also clarifies how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act obligations, including thorough customer due diligence, but makes it clear that they are doing so at their own risk. The customer due diligence steps include:

1.	Verifying with the appropriate state authorities whether the business is duly licensed and registered;

2.	Reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its cannabis-related business;

3.	Requesting from state licensing and enforcement authorities available information about the business and related parties;

4.	Developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus adult use customers);

5.	Ongoing monitoring of publicly available sources for adverse information about the business and related parties;

6.	Ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and

7.	Refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk.

With respect to information regarding state licensure obtained in connection with such customer due diligence, the 2014 FinCEN guidance allows financial institutions to reasonably rely on the accuracy of information provided by state licensing authorities where states make such information available.

Unlike the Cole Memo, 2014 FinCEN guidance remains effective as of the date of this AIF, and Secretary Mnuchin has publicly voiced his intent to leave such guidance in force and effect. Despite FinCEN’s guidance, most banks and other financial institutions are still unwilling to provide banking or other financial services to cannabis businesses resulting in largely cash-based operations. While the FinCEN guidance decreased some risk for banks and financial institutions that accept cannabis business, it has not increased the industry’s access to banking services because financial institutions are required to perform extensive, continuous customer diligence respecting cannabis customers and are not immune from prosecution based transacting business with such customers. In fact, some banks that had been servicing cannabis businesses have been closing the cannabis businesses’ accounts and are now refusing to open accounts for new cannabis businesses due to cost, risk, or both.

Though there is no guarantee the Trump Administration or a future administrations will not change relevant federal policy, as a practical matter, the legal cannabis industry has not seen a material change in federal enforcement activities since rescission of the Cole Memo. However, it is possible existing appropriation rider protection and existing prosecutorial discretion not to enforce federal drugs laws against state-legal cannabis business could change at any time.

Finally, revenue from the Company cannabis operations is subject to Section 280E of the Code. Section 280E of the Code prohibits cannabis businesses from deducting ordinary and necessary business expenses, resulting in a materially higher effective federal income tax rate than businesses in other industries Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be in a different industry.

On December 20, 2018, the Farm Bill became law in the United States. Under the Farm Bill, industrial and commercial hemp is no longer to be classified as a Schedule I controlled substance in the United States. Hemp includes the plant cannabis sativa L and any part of that plant, including seeds, derivatives, extracts, cannabinoids and isomers. To qualify under the Farm Bill, hemp must contain no more than 0.3% of delta-9-THC. The Farm Bill explicitly allows interstate commerce of hemp which will enable the transportation and shipment of hemp across state lines, thus, the Farm Bill fundamentally changed how hemp and hemp-derived products (such as those containing CBD extracted from hemp) are regulated in the U.S.

The risk of federal enforcement and other risks associated with the Company’s business are described under “Risk Factors” in this Document.

Regulation of the Cannabis Market at State and Local Levels

The following chart sets out, for each of the subsidiaries and other entities through which the Company conducts is operations, the U.S. state(s) in which it operates, the nature of its operations (adult-use/medicinal), whether such activities carried on are direct, indirect or ancillary in nature (as such terms are defined in Staff Notice 51-352), the number of sales, cultivation and other licenses held by such entity and whether such entity has any operational cultivation or processing facilities.

State	Entities	Adult-Use / Medical	Direct / Indirect / Ancillary	Dispensary Licenses	Cultivation / Processing / Distribution Licenses	Operational Dispensaries	Operational Cultivation / Processing Facilities
California	ILCA & 7LV USA	Medical	Direct and Indirect(1)	1	1	1	0
Massachusetts	CGP	Adult-Use	Indirect(2)	1	1	1	0
Nevada	YMY	Both	Indirect(3)	N/A	4	N/A	1
Oklahoma	SOK 1 & Cultivate ADA	Medical	Indirect(4)	1	1	1	1
Oregon	Various	Both	Direct and Ancillary(1)	3	9	3	5

Notes:

(1)	The Company’s wholly-owned subsidiary, 7LV USA, operates a cannabis dispensary in Sacramento, California. The Company holds a 51% interest in ILCA, which is building a cannabis facility in San Diego, California.
(2)	The Company holds a 7% interest in CGP, which operates a cannabis dispensary in Great Barrington, Massachusetts. CGP is also building a cannabis facility in Northampton, Massachusetts.
(3)	The Company holds a 50% interest in YMY, which operates a cannabis facility in North Las Vegas, Nevada.
(4)	The Company holds 7% interests in SOK 1 and Cultivate ADA, which operate a cannabis dispensary and cannabis facility, respectively.
(5)	The Company holds all licenses in Oregon directly, through wholly-owned subsidiaries, except for a producer license held by Alternative Organics. Pursuant to an operating agreement between the Company and Alternative Organics, the Company acts as director and management of all day-to-day business operations.

Following the completion of the Merger, the Company will also hold three non-storefront retail licenses and two seller’s permits in the State of California.

California

History

In 1996, California voters passed a medical cannabis law allowing physicians to recommend cannabis for an inclusive set of qualifying conditions including chronic pain and providing immunity/defense to criminal proceedings. The law was amended in 2003 to expand the criminal defense to groups of patients/caregivers, but there was no state licensing authority to oversee the businesses that emerged as a result of the system. In September 2015, the California legislature passed three bills, collectively known as the “Medical Marijuana Regulation and Safety Act” (“MMRSA” later referred to as MCRSA after an amendment changed the word “Marijuana” to “Cannabis”). In 2016, California voters passed the “Adult Use of Marijuana Act” (“AUMA”), which legalized adult-use cannabis for adults 21 years of age and older and created a licensing system for commercial cannabis business. On June 27, 2017, Governor Brown signed SB-94 into law. SB-94 combines California’s medicinal and adult-use regulatory framework into one licensing structure under the Medicinal and Adult-Use of Cannabis Regulation and Safety Act (“MAUCRSA”).

Regulatory Summary

Pursuant to MAUCRSA: (i) the California Department of Food and Agriculture, via CalCannabis, issues licenses to cannabis cultivators, (ii) the California Department of Public Health, via the Manufactured Cannabis Safety Branch (the “MCSB”) issues licenses to cannabis manufacturers and (iii) the California Department of Consumer Affairs, via the Bureau of Cannabis Control (the “BCC”), issues licenses to cannabis distributors, testing laboratories, retailers, and micro-businesses. These agencies also oversee the various aspects of implementing and maintaining California’s cannabis landscape, including the statewide track and trace system. All three agencies released their emergency rulemakings at the end of 2017 and have begun issuing licenses.

In July, 2017, the State of California established the MCSB to develop statewide standards, regulations, and licensing procedures in relation to cannabis, and is addressing policy issues in support of cannabis manufacturers. MCSB is responsible for issuing licenses to manufacturers of cannabis products.

To operate legally under state law, cannabis operators must obtain the requisite state licensure and local approval. Local authorization is a prerequisite to obtaining state licensure, and local governments are permitted to prohibit or otherwise regulate the types and number of cannabis businesses allowed in their locality. The state license approval process is not competitive and there is no limit on the number of state licenses an entity may hold. Although vertical integration across multiple license types is allowed under the MAUCRSA, testing laboratory licensees may not hold any other licenses aside from a laboratory license. However, a licensee is not prohibited from performing testing on the licensee’s premises for the purposes of quality assurance of a cannabis product in conjunction with reasonable business operations (testing conducted on a licensee’s premises by the licensee does not meet the testing requirements required under the MAUCRSA). There are also no residency requirements for ownership under MAUCRSA.

California License Types

Once an operator obtains local approval, the operator must obtain state licenses before conducting any commercial cannabis activity. There are 12 different license types that cover all commercial activity. License types 1-3 and 5 authorize the cultivation of medical and/or adult use cannabis plants. Type 4 licenses are for nurseries that cultivate and sell clones and “teens” (immature cannabis plants that have established roots but require further vegetation prior to being sent into the flowering period). Type 6 and 7 licenses authorize manufacturers to process cannabis biomass into certain value-added products such as shatter or cannabis distillate oil with the use of volatile or non-volatile solvents, depending on the license type. Type 8 licenses are held by testing facilities who test samples of cannabis products and generate “certificates of analysis,” which include important information regarding the potency of products and whether products have passed or failed certain threshold tests for pesticide and microbiological contamination. Type 9 licenses are issued to “non-storefront” retailers, commonly called delivery services, who bring cannabis products directly to customers and patients at their residences or other chosen deliver location. Type 10 licenses are known as “Transport-Only” distribution licenses, and they allow the distributor to transport cannabis and cannabis products between licensees, but not to retailers. Type 12 licenses are issued to distributors who move cannabis and cannabis products to all license types, including retailers.

Company Licenses

On March 29, 2019, the Company executed a definitive agreement to acquire Western Coast Ventures, Inc. (“WCV”), an arm’s length private corporation incorporated under the laws of Nevada. Other than approximately $2,000,000 in cash, WCV’s sole asset was a 51% ownership interest in ILCA. ILCA was issued a limited conditional use permit for a cannabis production facility by the City of San Diego. Upon issuance of the final cannabis production facility permit and the completed construction of the facility, the ILCA will: (i) operate an advanced cannabis facility to grow and cultivate cannabis; (ii) manufacture cannabis-derived products; and (iii) distribute cannabis and cannabis-derived products state-wide throughout California.

On March 6, 2020, the Company closed the acquisition of Seven Leaf Ventures Corp. (“7LV”), an arm’s length private corporation incorporated under the laws of Alberta, and its subsidiaries, pursuant to the terms of a share purchase agreement dated March 6, 2020. A subsidiary of 7LV, 7LV USA, owns Foothills Health and Wellness, a medical dispensary, in the greater Sacramento, California area.

The table below lists the licences directly and indirectly held by the Company in the State of California:

Holding Entity	Permit/License	City, State	Expiration Date	Description
ILCA(1)	2058040	San Diego, California	August 31, 2021	Conditional Use Permit - Production
7LV USA	C10-0000679-LIC	Sacramento, California	January 14, 2021	Medicinal Retailer License (Provisional)

Note:

(1)	The Company holds a 51% interest in ILCA, which is building a cannabis facility in San Diego, California.

Following the completion of the Merger, the Company will hold the following licenses:

Holding Entity	Permit/License	City, State	Expiration Date	Description
ILCA(1)	2058040	San Diego, California	August 31, 2021	Conditional Use Permit – Production
7LV USA	C10-0000679-LIC	Sacramento, California	January 14, 2021	Medicinal Retailer License (Provisional)
Budee	C9-0000167-LIC	Oakland, CA	July 4, 2021	Adult-Use and Medical – Retailer Nonstorefront License
Budee	103038629-0001	Oakland, CA	N/A	Seller’s Permit
Herbalcure	C12-0000205-LIC	Gardena, CA	July 4, 2012	Adult-Use and Medical – Retailer Nonstorefront License
Herbalcure	102-517344	Gardena, CA	N/A	Seller’s Permit
Ganjarunner	C9-0000185-LIC(2)	Sacramento, CA	N/A	Adult-Use and Medical – Retailer Nonstorefront License

Notes:

(1)	The Company holds a 51% interest in ILCA, which is building a cannabis facility in San Diego, California.
(2)	License is in final stage of approval.

California Agencies Regulating the Commercial Cannabis Industry

There are three agencies tasked with regulating the cannabis industry in California. The California Department of Food and Agriculture (“CDFA”) oversees nurseries and cultivators; the California Department of Public Health (“CDPH”) oversees manufacturers, and the newly created Bureau of Cannabis Control (BCC) oversees distributors, retailers, delivery services and testing laboratories. Operators must apply to one or more of the agencies for their licenses, and each agency has released regulations specific to the operation of the types of businesses they oversee. The BCC has a number of regulations that apply to all licensees, but the CDFA and CDPH regulations only apply to the licensees in their charge.

California Transportation

Transporting cannabis goods between licensees and a licensed facility may only be performed by persons holding a distributor license. The vehicle or trailer used must not contain any markings or features on the exterior which may indicate or identify the contents or purpose. All cannabis products must be locked in a box, container, or cage that is secured to the inside of the vehicle or trailer. When left unattended, vehicles must be locked and secured. At a minimum, the vehicle must be equipped with an alarm system, motion detectors, pressure switches, duress, panic, and hold-up alarms.

California Inventory/Storage

Each licensee is required to assign an account manager to oversee the track and trace system. The account manager is fully trained on the system and is accountable to record all commercial cannabis activities accurately and completely. The licensee is expected to correct any data that is entered into the track and trace system in error within three business days of discovery of the error. The licensee is required to report information in the track and trace system for each transfer of cannabis or non-manufactured cannabis products to, or cannabis or non-manufactured cannabis products received from, other licensed operators. Licensees must use the track and trace system for all inventory tracking activities at a licensed premise, including, but not limited to, reconciling all on-premise and in-transit cannabis or non-manufactured cannabis product inventories at least once every 14 business days. The licensee must store cannabis and cannabis products in a secure place with locked doors.

California Record-keeping/Reporting

The cultivation, processing, and movement of cannabis within the state is tracked by the METRC system, into which all licensees are required to input their track and trace data (either manually or using another software that automatically uploads to METRC). Immature plants are assigned a Unique Identifier number (UID), and this number follows the flowers and biomass resulting from that plant through the supply chain, all the way to the consumer. Each licensee in the supply chain is required to meticulously log any processing, packaging, and sales associated with that UID.

Retail Compliance in California

California requires that certain warnings, images and content information be printed on all cannabis packaging. BCC regulations also include certain requirements about tamper-evident and child-resistant packaging. Distributors and retailers are responsible for confirming that products are properly labeled and packaged before they are sold to a customer.

Consumers aged 21 and up may purchase cannabis in California from a dispensary with an “adult-use” license. Some localities still only allow medicinal dispensaries. Consumers aged 18 and up with a valid physician’s recommendation may purchase cannabis from a medicinal-only dispensary or an adult-use dispensary. Consumers without valid physician’s recommendations may not purchase cannabis from a medicinal-only dispensary. All cannabis businesses are prohibited from hiring employees under the age of 21.

California Security

Each local government in California has its own security requirements for cannabis businesses, which usually include comprehensive video surveillance, intrusion detection and alarms and limited-access areas where only employees and other authorized individuals may enter. All licensee employees must wear employee badges. The limited-access areas must be locked with “commercial-grade, non-residential door locks on all points of entry and exit to the licensed premises.”

Each licensed premises must have a digital video surveillance system that can “effectively and clearly” record images of the area under surveillance. Cameras must be “in a location that allows the camera to clearly record activity occurring within 20 feet of all points of entry and exit on the licensed premises.” The regulations list specific areas which must be under surveillance, including places where cannabis goods are weighed, packed, stored loaded and unloaded, security rooms and entrances and exits to the premises. Retailers must record point of sale areas on the video surveillance system.

Licensed retailers must hire security personnel to provide on-site security services for the licensed retails premises during hours of operation. All security personnel must be licensed by the Bureau of Security and Investigate Services.

California Inspections

All licensees are subject to annual and random inspections of their premises. Cultivators may be inspected by the California Department of Fish and Wildlife, the California Regional Water Quality Control Boards, and the California Department of Food and Agriculture. Manufacturers are subject to inspection by the California Department of Public Health, and Retailers, Distributors, Testing Laboratories, and Delivery services are subject to inspection by the Bureau of Cannabis Control. Inspections can result in notices to correct, or notices of violation, fines, or other disciplinary action by the inspecting agency.

Cannabis taxes in California

Several taxes are imposed at the point of sale and are required to be collected by the retailer. The State imposes an excise tax of 15%, and a sales and use tax is assessed on top of that. Cities and Counties apply their sales tax along with the State’s sales and use tax, and many cities and counties have also authorized the imposition of special cannabis business taxes which can range from 2% to 10% of gross receipts of the business.

U.S. Attorney Statements in California

To the knowledge of management of Stem, other than as disclosed in this Document, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in California. See “Risk Factors”.

Massachusetts

History

The Massachusetts Medical Use of Marijuana Program (the “MA Program”) was formed pursuant to the Act for the Humanitarian Medical Use of Marijuana (the “MA ACT”). The MA Program allows registered persons to purchase medical cannabis and applies to any patient, personal caregiver, Registered Marijuana Dispensary (each, a “RMD”), and RMD agent that qualifies and registers under the MA Program. To qualify, patients must suffer from a debilitating condition as defined by the MA Program. Currently there are eight conditions that allow a patient to acquire cannabis in Massachusetts, including AIDS/HIV, ALS, cancer and Crohn’s disease. The MA Program is administrated by the Department of Public Health, Bureau of Health Care Safety and Quality. In November 2016, Massachusetts voted affirmatively on a ballot petition to legalize and regulate cannabis for adult-use. The Massachusetts legislature amended the law on December 28, 2016, delaying the date adult-use cannabis sales would begin by six months. The delay allowed the legislature to clarify how municipal land-use regulations would treat the cultivation of cannabis and authorized a study of related issues. After further debate, the state House of Representatives and state Senate approved H.3818 which became Chapter 55 of the Acts of 2017, An Act to Ensure Safe Access to Marijuana, and established the Cannabis Control Commission (the “MA CCC”). The MA CCC consists of five commissioners and regulates the Massachusetts Recreational Marijuana Program. Adult-use of cannabis in Massachusetts started in July 2018.

Regulatory Summary (Medical)

Under the MA Program, RMDs are heavily regulated. Vertically integrated RMDs grow, process, and dispense their own cannabis. As such, each RMD is required to have a retail facility as well as cultivation and processing operations, although retail operations may be separate from grow and cultivation operations. A RMD’s cultivation location may be in a different municipality or county than its retail facility. RMD’s are required to be Massachusetts non-profit corporations.

The MA Program mandates a comprehensive application process for RMDs. Each RMD applicant must submit a Certificate of Good Standing, comprehensive financial statements, a character competency assessment, and employment and education histories of the senior partners and individuals responsible for the day-to-day security and operation of the RMD. Municipalities may individually determine what local permits or licenses are required if an RMD wishes to establish an operation within its boundaries.

Each Massachusetts dispensary, grower and processor license is valid for one year and must be renewed no later than 60 calendar days prior to expiration. As in other states where cannabis is legal, the MA CCC can deny or revoke licenses and renewals for multiple reasons, including (a) submission of materially inaccurate, incomplete, or fraudulent information, (b) failure to comply with any applicable law or regulation, including laws relating to taxes, child support, workers compensation and insurance coverage, (c) failure to submit or implement a plan of correction (d) attempting to assign registration to another entity, (e) insufficient financial resources, (f) committing, permitting, aiding, or abetting of any illegal practices in the operation of the RMD, (g) failure to cooperate or give information to relevant law enforcement related to any matter arising out of conduct at an RMD, and (h) lack of responsible RMD operations, as evidenced by negligence, disorderly or unsanitary facilities or permitting a person to use a registration card belonging to another person. Additionally, license holders must ensure that no cannabis is sold, delivered, or distributed by a producer from or to a location outside of this state.

Regulatory Summary (Adult-Use)

Many of the same application requirements exist for a marijuana establishment license as a RMD application, and each owner, officer or member must undergo background checks and fingerprinting with the CCC. Applicants must submit the location and identification of each site, and must establish a property interest in the same, and the applicant and the local municipality must have entered into a host agreement authorizing the location of the adult-use marijuana establishment within the municipality, and said agreement must be included in the application. Applicants must include disclosure of any regulatory actions against it by the Commonwealth of Massachusetts, as well as the civil and criminal history of the applicant and its owners, officers, principals or members. The application must include the RMD applicant’s plans for separating medical and adult-use operations, proposed timeline for achieving operations, liability insurance, business plan, and a detailed summary describing and/or updating or modifying the RMD’s existing medical marijuana operating policies and procedures for adult-use including security, prevention of diversion, storage, transportation, inventory procedures, quality control, dispensing procedures, personnel policies, record keeping, maintenance of financial records and employee training protocols.

No person or entity may own more than 10% or “control” more than three licenses in each marijuana establishment class (i.e., marijuana retailer, marijuana cultivator, marijuana product manufacturer). Additionally, there is a 100,000 square foot cultivation canopy for adult-use licenses; however, there is no canopy restriction for RMD license holders relative to their cultivation facility.

Company Licenses

The Company holds a minority interest in an entity that holds one cultivation and one dispensary license in the State of Massachusetts. The table below lists the licenses indirectly held by the Company:

Holding Entity	Permit/License	City, State	Expiration Date	Description
CGP(1)	MR282695	Massachusetts	September 2, 2021	Dispensary and Cultivation License

Note:

(1)	The Company holds a 7% interest in CGP, which operates a cannabis dispensary in Great Barrington, Massachusetts. CGP is also building a cannabis facility in Northampton, Massachusetts.

Massachusetts Transportation

A licensee transporting cannabis must ensure the product is in a secure, locked storage compartment. If a cannabis establishment, pursuant to a cannabis transporter license is transporting cannabis products for more than one cannabis establishment at a time, the cannabis products for each cannabis establishment must be kept in separate locked storage compartments during transportation and separate manifests are required for each cannabis establishment. Vehicles transporting cannabis must be equipped with an approved alarm system and functioning heating and air conditioning systems appropriate for maintaining correct temperatures for storage of cannabis products.

Massachusetts Inventory

Through the track and trace system, licensees are required to record all actions related to each individual cannabis plant. This robust inventorying requirement includes tracking how each plant is handled and processed from seed and cultivation, through growth, harvest and preparation of cannabis infused products, if any, to final sale of finished products. To meet this tracking requirement, the inventory tracking process is mandated to utilize unique plant and batch identification numbers. Besides capturing all processes associated with each cannabis plant, licensees must also establish and abide by inventory controls and procedures for conducting inventory reviews and comprehensive inventories of cultivating, finished, and stored cannabis products.

Massachusetts Security

Adequate security systems that prevent and detect diversion, theft, or loss of cannabis are required of each licensee.

To ensure licensees meet the rigorous security standards, use of surveillance cameras is mandated. Video cameras must be appropriate for the lighting conditions of the area under surveillance. Interior video cameras must be directed at all safes, vaults, sales areas, and areas where cannabis is cultivated, harvested, processed, prepared, stored, handled, or dispensed.

Massachusetts Record-keeping/Reporting

Massachusetts uses METRC as the track and trace system. Individual licensees, whether directly or through a third-party application programming interface, are required to push data to the state to meet all reporting requirements.

Massachusetts Inspections

The CCC or its agents may inspect a licensee and affiliated vehicles at any time without prior notice. A licensee shall immediately upon request make available to the CCC information that may be relevant to a CCC inspection, and the CCC may direct a licensee to test cannabis for contaminants.

U.S. Attorney Statements in Massachusetts

On July 10, 2018, the U.S. Attorney for the District of Massachusetts, Andrew Lelling, issued a statement regarding the legalization of adult-use cannabis in Massachusetts. Mr. Lelling stated that since he has a constitutional obligation to enforce the laws passed by Congress, he would not immunize the residents of Massachusetts from federal law enforcement. He did state, however, that his office’s resources would be primarily focused on combating the opioid epidemic. He stated that considering those factors and the experiences of other states that have legalized adult-use cannabis, his office’s enforcement efforts would focus on the areas of (i) overproduction, (ii) targeted sales to minors and (iii) organized crime and interstate transportation of drug proceeds.

To the knowledge of management of the Company, other than as disclosed in this Document, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Massachusetts.

Nevada

History

Nevada’s medical cannabis market was introduced in June 2013 when the legislature passed SB374, legalizing the medicinal use of cannabis for certified patients. The first dispensaries opened to patients in August 2015.

The Nevada Division of Public and Behavioral Health licensed medical cannabis establishments up until July 1, 2017 when the State’s medical cannabis program merged with adult-use cannabis enforcement under the State of Nevada Department of Taxation, Marijuana Enforcement Division (the “Nevada Taxation Department”). In 2014, Nevada accepted medical cannabis business applications and a few months later the division approved 182 cultivation licenses, 118 licenses for the production of edibles and infused products, 17 independent testing laboratories, and 55 medical cannabis dispensary licenses. The number of dispensary licenses was then increased to 66 by legislative action in 2015. The application process is merit-based, competitive, and is currently closed. Residency is not required to own or invest in a Nevada medical cannabis business. In addition, vertical integration is neither required nor prohibited. Nevada’s medical law includes patient reciprocity, which permits medical patients from other States to purchase cannabis from Nevada dispensaries. Nevada also allows for dispensaries to deliver medical cannabis to patients.

Each medical cannabis establishment must register with the Nevada Taxation Department and apply for a medical cannabis establishment registration certificate. As noted above, the application process is competitive, and, among other requirements, there are minimum liquidity requirements and restrictions on the geographic location of a medical cannabis establishment as well as restrictions relating to the age and criminal background of employees, owners, officers and board members of the establishment. All employees must be over 21 and all owners, officers and board members must not have any previous felony convictions or had a previously granted medical cannabis registration revoked. Additionally, each volunteer, employee, officer, board member, and owner of an effective 5% or greater interest of a medical cannabis establishment must be individually registered with the Nevada Taxation Department as a medical cannabis agent and hold a valid medical cannabis establishment agent card. The establishment must have adequate security measures and use an electronic verification system and inventory control system. If the proposed medical cannabis establishment will sell or deliver edible cannabis products or cannabis-infused products, the proposed establishment must establish operating procedures for handling such products, which must be preapproved by the Nevada Taxation Department.

In response to the rescission of the Cole Memo, Nevada Attorney General Adam Laxalt had issued a public statement, pledging to defend the law after it was approved by voters. Then-Governor Brian Sandoval also stated, “Since Nevada voters approved the legalization of recreational cannabis in 2016, I have called for a well-regulated, restricted and respected industry. My administration has worked to ensure these priorities are met while implementing the will of the voters and remaining within the guidelines of both the Cole and Wilkinson federal memos,” and that he would like for Nevada to follow in the footsteps of Colorado, where the U.S. attorneys do not plan to change the approach to prosecuting crimes involving recreational cannabis.

In determining whether to issue a medical cannabis establishment registration certificate pursuant to NRS 453A.322, the Nevada Taxation Department, in addition the application requirements set out, considers the following criteria of merit:

●	the total financial resources of the applicant, both liquid and illiquid;

●	the previous experience of the persons who are proposed to be owners, officers of board members of the proposed medical cannabis establishment at operating other businesses or non-profit organizations;

●	the educational achievements of the persons who are proposed to be owners, officers of board members of the proposed medical cannabis establishment;

●	any demonstrated knowledge or expertise on the part of the persons who are proposed to be owners, officers or board members of the proposed medical cannabis establishment with respect to the compassionate use of cannabis to treat medical conditions;

●	whether the proposed location of the proposed medical cannabis establishment would be convenient to serve the needs of persons who are authorized to engage in the medical use of cannabis;

●	whether the applicant has an integrated plan for the care, quality and safekeeping of medical cannabis from seed to sale;

●	the amount of taxes paid to, or other beneficial financial contributions made to, the State of Nevada or its political subdivisions by the applicant or the persons who are proposed to be the owners, officers or board members of the proposed medical cannabis establishment; and

●	any other criteria of merit that the Nevada Taxation Department determines to be relevant.

A medical cannabis establishment registration certificate expires 1 year after the date of issuance and may be renewed upon resubmission of the application information and renewal fee to the Nevada Taxation Department.

The sale of cannabis for adult-use in Nevada was approved by ballot initiative on November 8, 2016, and Nevada Revised Statute 453D exempts a person who is 21 years of age or older from state or local prosecution for possession, use, consumption, purchase, transportation or cultivation of certain amounts of cannabis and requires the Nevada Taxation Department to begin receiving applications for the licensing of cannabis establishments on or before January 1, 2018. The legalization of retail cannabis does not change the medical cannabis program.

In February 2017, the Nevada Taxation Department announced plans to issue “early start” recreational cannabis establishment licenses in the summer of 2017. These licenses, which began on July 1, 2017, allowed cannabis establishments holding both a retail cannabis store and dispensary license to sell their existing medical cannabis inventory as either medical or adult-use cannabis, and expired at the end of the year. As of July 1, 2017, medical and adult-use cannabis have incurred a 15% excise tax on the first wholesale sale (calculated on the fair market value) and adult-use cannabis has incurred an additional 10% special retail cannabis sales tax in addition to any general State and local sales and use taxes.

On January 16, 2018, the Nevada Taxation Department issued final rules governing its adult-use cannabis program, pursuant to which up to sixty-six (66) permanent adult-use cannabis dispensary licenses will be issued. Existing adult-use cannabis licensees under the “early start” regulations must re-apply for licensure under the permanent rules in order to continue adult-use sales.

Under Nevada’s adult-use cannabis law, the Nevada Taxation Department licenses cannabis cultivation facilities, product manufacturing facilities, distributors, retail stores and testing facilities. For the first 18 months, applications to the Nevada Taxation Department for adult-use distribution establishment licenses can only be accepted from existing medical cannabis establishments and existing liquor distributors.

In September, 2018, the Nevada Taxation Department accepted applications from existing Nevada medical cannabis establishment certificate owners to be awarded licenses for approximately 65 retail cannabis stores throughout the State. The application period closed on September 20, 2018, and the additional retail store licenses were awarded by the Nevada Taxation Department on December 5, 2018.

Regulatory Overview

The State of Nevada utilizes Metrc as its statewide seed-to-sale tracking system for all cannabis and cannabis products. All licensees within the State system are required, either directly or through third-party software systems that are capable of data integration, to report to the State all creation and transfers of such inventory to other licensees and sales to consumers. CSAC intends to designate a third-party computerized seed-to-sale inventory software tracking system designed to integrate with Metrc via an application programming interface.

Licensing Requirements

There are five certificate/license types issued in the State of Nevada:

“Marijuana cultivation facility” means an entity licensed to cultivate, process, and package cannabis, to have cannabis tested by a cannabis testing facility, and to sell cannabis to retail cannabis stores, to cannabis product manufacturing facilities, and to other cannabis cultivation facilities, but not to consumers. NRS 453D.030(9).

“Marijuana product manufacturing facility” means an entity licensed to purchase cannabis, manufacture, process, and package cannabis and cannabis products, and sell cannabis and cannabis products to other cannabis product manufacturing facilities and to retail cannabis stores, but not to consumers. NRS 453D.030(12).

“Retail marijuana store” means an entity licensed to purchase cannabis from cannabis cultivation facilities, to purchase cannabis and cannabis products from cannabis product manufacturing facilities and retail cannabis stores, and to sell cannabis and cannabis products to consumers. NRS 453D.030(18).

“Marijuana distributor” means an entity licensed to transport cannabis from a cannabis establishment to another cannabis establishment. NRS 453D.030(10).

“Marijuana testing facility” means an entity licensed to test cannabis and cannabis products, including for potency and contaminants. NRS 453D.030(15).

Administration of the regular retail program in Nevada is governed by Nevada Revised Statutes Section 453D and the Adopted Regulation of the Nevada Department of Taxation, LCB File R092-17 (the “Nevada Adult-Use Regulation”). The Nevada Adult-Use Regulation was adopted on February 27, 2018 and is a regulation relating to cannabis responsible for: (i) revising requirements relating to independent testing laboratories; (ii) providing for the licensing of cannabis establishments and registration of cannabis establishment agents; (iii) providing requirements concerning the operation of cannabis establishments; (iv) providing additional requirements concerning the operation of marijuana cultivation facilities, marijuana distributors, marijuana product manufacturing facilities, marijuana testing facilities and retail marijuana stores; (v) providing standards for the packaging and labeling cannabis and cannabis products; (vi) providing requirements relating to the production of edible cannabis products and other cannabis products; (vii) providing standards for the cultivation and production of cannabis; (viii) establishing requirements relating to advertising by cannabis establishments; (ix) establishing provisions relating to the collection of excise taxes from cannabis establishments; (x) establishing provisions relating to dual licensees; and (xi) providing other matters properly relating thereto.

In the State of Nevada, only cannabis that is grown or produced in the state by a licensed establishment may be sold in the state. The Nevada regulatory regime does not mandate or prohibit vertically integrated facilities and only permits the holder of a retail dispensary license and registration certificate to purchase cannabis from cultivation facilities, cannabis and cannabis products from product manufacturing facilities and cannabis from other retail stores, for the sale of such products to consumers.

A medical cultivation license permits its holder to acquire, possess, cultivate, deliver, transfer, have tested, transport, supply or sell cannabis and related supplies to medical cannabis dispensaries, facilities for the production of edible medical cannabis products and/or medical cannabis-infused products, or other medical cannabis cultivation facilities.

The medical product manufacturing license permits its holder to acquire, possess, manufacture, deliver, transfer, transport, supply, or sell edible cannabis products or cannabis infused products to other medical cannabis production facilities or medical cannabis dispensaries.

Medical marijuana establishment certificates and recreational cannabis facility licenses are issued independently to specific owners and at identified locations. Ownership of certificates and licenses is transferable in accordance with the Nevada Taxation Department’s policies and procedures, including completion of a background investigation. Establishment certificates and facility licenses may only be relocated to a new location within the identified local jurisdiction.

All licenses expire one year after the date of issue. The Nevada Taxation Department shall issue a renewal license within 10 days after the receipt of a renewal application and applicable fee if the license is not then under suspension or has not been revoked.

Company Licenses

YMY, in which the Company owns a 50% interest, holds one medical cultivation license and one recreational cultivation license and one medical product manufacturing license and one recreational product manufacturing license in the State of Nevada. The table below lists the licenses indirectly held by the Company:

Holding Entity	Permit/License	City, State	Expiration Date	Description
YMY(1)	18897864143987354009	Las Vegas, Nevada	June 30, 2021	Medical Cultivation License
YMY(1)	49988620104464639364	Las Vegas, Nevada	June 30, 2021	Recreational Cultivation License
YMY(1)	78715576282428558550	Las Vegas, Nevada	June 30, 2021	Medical Product Manufacturing License
YMY(1)	32704290606712932888	Las Vegas, Nevada	June 30, 2021	Recreational Product Manufacturing License

Note:

(1)	The Company holds a 50% interest in YMY, which operates a cannabis facility in North Las Vegas, Nevada.

Nevada Transportation

In Nevada, cannabis may only be transported from a licensed cultivation or production facility to a licensed retail cannabis establishment by a licensed marijuana distributor. Prior to transporting the cannabis or cannabis products, the distributor must complete a trip plan which includes: the agent name and registration number providing and receiving the cannabis; the date and start time of the trip; a description, including the amount, of the cannabis or cannabis products being transported; and the anticipated route of transportation.

During the transportation of cannabis or cannabis products, the licensed marijuana distributor agent must: (a) carry a copy of the trip plan with him or her for the duration of the trip; (b) have his or her cannabis establishment agent card in his or her immediate possession; (c) use a vehicle without any identification relating to cannabis and which is equipped with a secure lockbox or locking cargo area which must be used for the sanitary and secure transportation of cannabis, or cannabis products; (d) have a means of communicating with the cannabis establishment for which he or she is providing the transportation; and (e) ensure that all cannabis or cannabis products are not visible. After transporting cannabis or cannabis products a licensed marijuana distributor agent must enter the end time of the trip and any changes to the trip plan that was completed.

Each licensed marijuana distributor agent transporting cannabis or cannabis products must report any: (a) vehicle accident that occurs during the transportation to a person designated by the marijuana distributor to receive such reports within two (2) hours after the accident occurs; and (b) loss or theft of cannabis or cannabis products that occurs during the transportation to a person designated by the marijuana distributor to receive such reports immediately after the cannabis establishment agent becomes aware of the loss or theft. A marijuana distributor that receives a report of loss or theft pursuant to this paragraph must immediately report the loss or theft to the appropriate law enforcement agency and to the Nevada Taxation Department. The distributor must report any unauthorized stop that lasts longer than two (2) hours to the Nevada Taxation Department.

A marijuana distributor shall maintain the required documents and provide a copy of the documents required to the Nevada Taxation Department for review upon request. Each marijuana distributor shall maintain a log of all received reports.

Employees of licensed marijuana distributors, including drivers transporting cannabis and cannabis products, must be 21 years of age or older and must obtain a valid cannabis establishment agent registration card issued by the Nevada Taxation Department. If a marijuana distributor is co-located with another type of business, all employees of co-located businesses must have cannabis establishment agent registration cards unless the co-located business does not include common entrances, exits, break room, restrooms, locker rooms, loading docks, and other areas as are expedient for business and appropriate for the site as determined and approved by Nevada Taxation Department inspectors. While engaged in the transportation of cannabis and cannabis products, any person that occupies a transport vehicle when it is loaded with cannabis or cannabis products must have their physical cannabis establishment agent registration card in their possession.

All drivers must carry in the vehicle valid driver’s insurance at the limits required by the State of Nevada and the Nevada Taxation Department. All drivers must be bonded in an amount sufficient to cover any claim that could be brought, or disclose to all parties that their drivers are not bonded. Cannabis establishment agent registration cardholders and the licensed marijuana distributor they work for are responsible for the cannabis and cannabis product once they take control of the product and leave the premises of the cannabis establishment.

There is no load limit on the amount or weight of cannabis and cannabis products that are being transported by a licensed marijuana distributor. Cannabis distributors are required to adhere to Nevada Taxation Department regulations and those required through their insurance coverage. When transporting by vehicle, cannabis and cannabis product must be in a lockbox or locked cargo area. A trunk of a vehicle is not considered secure storage unless there is no access from within the vehicle and it is not the same key access as the vehicle. Live plants can be transported in a fully enclosed, windowless locked trailer or secured area inside the body/compartment of a locked van or truck so that they are not visible to the outside. If the value of the cannabis and cannabis products being transported by vehicle is in excess of $10,000 (the insured value per the shipping manifest), the transporting vehicle must be equipped with a car alarm with sound or have no less than two (2) of the marijuana distributor’s cannabis establishment agent registration cardholders involved in the transportation. All cannabis and cannabis product must be tagged for purposes of inventory tracking with a unique identifying label as required by the Nevada Taxation Department and remain tagged during transport. This unique identifying label should be similar to the stamp for cigarette distribution. All cannabis and cannabis product when transported by vehicle must be transported in sealed packages and containers and remain unopened during transport. All cannabis and cannabis product transported by vehicle should be inventoried and accounted for in the inventory tracking system. Loading and unloading of cannabis and cannabis products from the transporting vehicle must be within view of existing video surveillance systems prior to leaving the origination location. Security requirements are required for the transportation of cannabis and cannabis products.

Nevada Inventory

Each cannabis establishment must maintain an inventory control system to monitor and report on chain of custody of cannabis in real-time, from the point of harvest at a cultivation facility until it is sold at a dispensary, or it is processed at a facility for the production of edible cannabis products or cannabis-infused products. For this purpose, Nevada tracks information through METRC which maintains the name of each person or cannabis establishment to cannabis is sold, for dispensaries, the date of sales, quantity, and potency. Cannabis establishments must exercise vigilance to ensure personal identifying information contained in the inventory control system is encrypted, protected and not divulged for any purpose not specifically authorized by law.

Nevada Security

To prevent unauthorized access to cannabis at a Nevada-licensed cannabis establishment, the cannabis establishment must have security equipment to deter and prevent unauthorized entrance into limited access areas. This includes devices or a series of devices interconnected with a radio frequency, such as cellular or private radio signals, or other mechanical device, covering the entirety of the facility. Exterior lighting to facilitate surveillance, video cameras with a recording rate of at least 15 frames per second covering all entrances and exits of the building, any room or area that hold a vault or point-of-sale location and which records 24 hours per day. Recordings must be accessible remotely by law enforcement in real time upon request. Video quality providing coverage of a point-of-sale location must allow for the identification of any person purchasing cannabis. Video recording must be restored for at least 30 days in a secure off-site location or other service that provides on-demand access to the Department Nevada Taxation Department.

Department Inspections

Each establishment that has been granted a provisional operating certificate by the Nevada Taxation Department must undergo facility and audit inspections by the Nevada Taxation Department prior to the issuance of a final registration certificate. Additionally, the issuance of a registration certificate is considered provisional until the establishment is in compliance with all applicable local government requirements including, without limitation, the issuance of a local business licenses.

After an establishment registration certificate has been issued, the cannabis establishment is subject to reasonable inspection from the Nevada Taxation Department and a licensee must make himself or herself, or an agent, available and present for any inspection required by the Nevada Taxation Department.

Delivery and Online Distribution

There are specific situations in which the delivery of cannabis to customers is allowed under the Nevada Taxation Department regulations. Delivery services to customers may only be carried out by retail stores that are licensed properly by the Nevada Taxation Department. Deliveries can only be brought to the residential addresses of customers and only within the State of Nevada. Delivery was allowed as soon as retail cannabis sales began on July 1, 2017, although those regulations were only temporary. Drivers may not deliver more than the legal amount of cannabis, which is currently one ounce, in compliance with the existing seed-to-sale tracking system. Cannabis or cannabis products may not be shipped via the US Postal Service or via any private courier.

U.S. Attorney Statements in Nevada

In response to the rescission of the Cole Memo, Nevada Attorney General Adam Laxalt had issued a public statement, pledging to defend the law after it was approved by voters. Then-Governor Brian Sandoval also stated, “Since Nevada voters approved the legalization of recreational cannabis in 2016, I have called for a well-regulated, restricted and respected industry. My administration has worked to ensure these priorities are met while implementing the will of the voters and remaining within the guidelines of both the Cole and Wilkinson federal memos,” and that he would like for Nevada to follow in the footsteps of Colorado, where the U.S. attorneys do not plan to change the approach to prosecuting crimes involving recreational cannabis.

In June 2019, incoming U.S. Attorney of the District of Nevada Nicholas Trutanich stated to the Reno Gazette Journal that he would not rule out the possibility of prosecuting cases related to cannabis, but did emphasize that it also was not a priority. He stated cannabis remains illegal under federal law, and his job is to enforce federal law. He stated, however, that one of his main priorities was to tackle the opioid crisis and human trafficking. He further stated that he is following orders from the DOJ.

To the knowledge of management of Stem, other than as disclosed in this Document, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Nevada. See “Risk Factors”.

New York (Industrial Hemp)

In December 2014, New York State enacted legislation authorizing a research-based industrial hemp program pursuant to authority granted in the Original Farm Bill (as defined herein) (predecessor to the Farm Bill in which industrial hemp was initially legalized in the U.S., though legalization extended to research-related activities only). The state of New York subsequently launched an Industrial Hemp Agricultural Research Pilot Program regulated by the New York Department of Agriculture (“NY DOH”). In December 2018, the state of New York opened an application period for “hemp cannabis,” or industrial hemp grown and processed for cannabinoid content, and particularly for CBD. In late 2019, the state of New York enacted legislation that made sweeping, structural changes to the hemp program. As is relevant to the Company, processing hemp for the purpose of extracting cannabinoids and manufacturing hemp-derived cannabinoid products was removed from NY DOA regulatory oversight and moved to the New York Department of Health (“NY DOA”), which regulates medical cannabis. State regulators have initiated the process of transitioning licensees, such as Sound Wellness, from NY DOA to NY DOH. This process is expected to continue through calendar year 2020. Once the transition is complete, NY DOH is expected to promulgate hemp regulations. No significant changes to the hemp program are expected between now and when NY DOH issues new regulations.

Company Licenses

The table below lists the licences directly held by the Company:

Holding Entity	Permit/License	City, State	Expiration Date	Description
Stem Holdings Agri, Inc.	HEMP-G-000478	New York	September 30, 2020	Industrial Hemp Research Partner Authorization

Oklahoma

History

Oklahoma’s medical cannabis market was introduced in June 2018 when voters approved State Question 788, with 56.86% of the vote.

The Oklahoma State Department of Health, which is responsible for establishing regulations for the implementation of State Question 788, released a draft of the proposed rules on July 8, 2018. After a series of revisions, Governor Mary Fallin signed and approved the rules on August 1, 2018. Operating under the Oklahoma State Department of health is the Oklahoma Medical Marijuana Authority (“OMMA”) which is responsible for licensing, regulation, and administering the program as authorized by state law. On August 25, 2018 the OMMA began accepting online applications for medical cannabis licenses.

Regulatory Summary

There are four licenses available for commercial applicants: (i) a medical cannabis grower license; (ii) a medical cannabis processor license; (iii) a medical cannabis dispensary license; and (iv) a medical cannabis transportation license.

A medical cannabis grower license allows a business to legally grow cannabis for medical purposes in Oklahoma. Licensed growers can sell to licensed processors and licensed dispensaries only.

A medical cannabis processor license allows a business to legally process cannabis for medical purposes in Oklahoma. Licensed processors can sell to licensed dispensaries and other licensed processors. Licensed processors may also process cannabis into a concentrated form for a patient license holder for a fee. All growing and processing of cannabis must take place indoors in a building that has a complete roof enclosure on a foundation or slab that meets standards that ensure that the growing and processing activities contained within are undetectable.

A medical cannabis dispensary license allows a business to legally sell medical cannabis and medical cannabis products, including mature plants and seedlings. Licensed dispensaries can only sell to patient license holders, caregiver license holders, research license holders, and the parent or legal guardian named on a minor patient’s license. Dispensaries must be at least 1,000 feet from schools and may only be open to the public on Monday through Saturday, from 10:00 a.m. to 9:00 p.m. A single transaction by a dispensary is limited to three ounces of useable cannabis, one ounce of cannabis concentrate, and 72 ounces of medical cannabis products.

Company Licenses

The Company holds a minority interest in an entity that holds one cultivation and one dispensary license in the State of Oklahoma. The table below lists the licences indirectly held by the Company:

Holding Entity	Permit/License	City, State	Expiration Date	Description
SOK 1(1)	DAAA-NKHY-INEU	Oklahoma City, Oklahoma	September 19, 2021	Medical Cannabis Dispensary License
Cultivate ADA(1)	GAAA-4YBJ-EC7U	Ada, Oklahoma	September 19, 2021	Medical Cannabis Grower License

Note:

(1)	The Company holds 7% interests in SOK 1 and Cultivate ADA, which operate a cannabis dispensary and cannabis facility, respectively.

Oklahoma Transportation

A medical cannabis transportation license is issued to qualifying applicants for a commercial license at the time of approval. The transportation license allows the holder to transport cannabis from an Oklahoma licensed dispensary, grower, processor to an Oklahoma licensed dispensary, grower processor or researcher. All medical cannabis must be transported in a locked container shielded from public view and clearly labeled as “Medical Marijuana or Derivative.”

A medical cannabis transportation license will be provided with an approved grower, processor, or dispensary license allowing the licensee to legally transport medical cannabis from a licensed grower, licensed processor, or licensed dispensary to a licensed grower, licensed processor, licensed dispensary, or licensed researcher.

Oklahoma Inventory

Oklahoma uses BioTrack THC as the central trace and tracking system to oversee inventory of licensed cannabis operations across the state. All cultivation and manufacturing facilities and retail dispensaries are required to utilize an inventory management system to record certain information depending on the license type. For a grower, such information includes the amount of cannabis harvested, sold to a process or dispensary, or dried and on hand. For a processor, details on the amount of cannabis purchased from a grower, or sold to a researcher and the amount of cannabis waste must be accounted for in inventory. The licensee must also document with detailed explanations any discrepancies for cannabis that cannot be accounted for or is considered overage.

The licensee is required to document the ‘chain of custody’ of all cannabis and cannabis-related products with frequent on-going inventory reviews in order to detect any diversion, theft or loss in a timely manner. The system must be able to accurately trace the timeline from the time a cannabis plant is propagated to the time it is sold to a patient or caregiver. Traceability is a requirement in the event of a serious adverse event or recall to correctly source the cannabis product.

Oklahoma Record-keeping/Reporting

The state requires all commercial licensees to submit monthly reporting to the Oklahoma State Department of Health. Reports are considered untimely if not received by the state by the 15th of each month for activity from the preceding month. The report must include the amount purchased from a licensed process and/or grower, the amount sold to a licensee and the type of licensee, total sales to patients and caregivers as well as taxes collected from sales. If necessary, detailed explanations of inventory discrepancies must be included. Inaccurate reporting may result in fines and failure to report timely or to correct deficiencies within 30 days of department notification may lead to license revocation.

Oklahoma Inspections

Submission of an application for a medical cannabis processing license constitutes permission for entry to and inspection of the processing licensee’s premises during hours of operation and other reasonable times in Oklahoma, and refusal to permit such entry or inspection is grounds for the nonrenewal, suspension, or revocation of a license. The Oklahoma State Department of Health may perform an unannounced on-site inspection of a licensed processor’s operations to determine compliance with these rules and food safety/preparation standards one a year. If the Oklahoma State Department of Health receives a complaint concerning a licensed processor’s noncompliance with this Chapter, the Oklahoma State Department of Health may conduct additional unannounced, on-site inspections beyond an annual inspection. The Oklahoma State Department of Health may review any and all records of a licensed processor and may require and conduct interviews with such persons or entities and persons affiliated with such entities, for the purpose of determining compliance with Oklahoma State Department of Health rules and applicable laws.

U.S. Attorney Statements in Oklahoma

To the knowledge of management of Stem, other than as disclosed in this Document, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Oklahoma. See “Risk Factors”.

Oregon

History

Oregon’s medical cannabis program was introduced in November 1998 when voters approved Measure 67, the Oregon Medical Marijuana Act, with 55% of the vote. In November 2014, voters approved Measure 91, the ‘Oregon Legalized Marijuana Initiative,’ which legalized adult-use cannabis in the state. In October 2015, the first adult-use dispensaries opened for sale.

Regulatory Summary

There are four types of adult-use cannabis licenses: producer, processor, wholesaler and retail. Additionally, the Oregon Liquor Control Commission (“OLCC”) grants a certificate for research and a hemp certificate. A producer is permitted to cultivate cannabis. A processor is permitted to transform raw cannabis into another product (topicals, edibles, concentrates, or extracts). A wholesaler is permitted to buy cannabis in bulk and sell to licensees but not to consumers. A retailer is permitted to sell cannabis to consumers. A laboratory is permitted to test cannabis based on rules established by the Oregon Health Authority. To receive a laboratory license, the lab must be accredited by the Oregon Environmental Laboratory Accreditation program. The hemp certificate allows persons that are registered with the Oregon Department of Agriculture to transfer hemp flower, extracts, or concentrates to OLCC licensed processors who hold an industrial hemp processor endorsement.

Company Licenses

Pursuant to the purchase of the Operating Companies by the Company, Stem has acquired an interest in three retail licenses, four producer licenses, one wholesaler license and two processing licenses.

The table below lists the licenses that are: (i) directly held by the Company; and (ii) held by the Company’s operating partners:

Holding Entity	Permit/License	City, State	Expiration Date	Description
JV Retail 2 LLC	#100244446EC	Eugene, Oregon	September 3, 2021	Retailer License
Kind Care LLC	#1002427235E	Eugene, Oregon	September 3, 2021	Retailer License
Opco Retail 1 LLC	#10055331011	Portland, Oregon	September 3, 2021	Retailer License
JV Wholesale LLC	#1003324579F	Eugene, Oregon	September 3, 2021	Wholesaler License
JV Productions 3 LLC	#1001944721B	Eugene, Oregon	September 3, 2021	Producer License (Indoor Tier II)
JV Extraction LLC	#100331855FF	Eugene, Oregon	September 3, 2021	Processor License (Edible, Topical, Concentrate, Extract and Hemp)
JV Foods LLC	#10033219048	Eugene, Oregon	September 3, 2021	Processor License (Edible, Topical, Concentrate and Hemp)
Stem Holdings Oregon, Inc.	#10000662000	Hillsboro, Oregon	June 24, 2021	Producer License
JV Applegate LLC	#100439807B5	Jacksonville, Oregon	November 11, 2021	Producer License (Outdoor Tier 1)
Alternative Organics(1)	#1003304ACE7	Medford, Oregon	July 2, 2021	Producer License (Mixed Tier II)
Opco Production II, LLC	#10074973A9C	Mulino, Oregon	September 3, 2021	Producer License (Indoor Tier II)
Opco Production 1 LLC	#1007550202B	Springfield, Oregon	September 3, 2021	Producer License (Indoor Tier II)

Note:

(1)	The Company has entered into an operating agreement with Alternative Organics pursuant to which the Company acts as director and management of all day-to-day business operations.

Oregon Transportation

Licensed producers which transport cannabis to licensed retailers must comply with the following: (a) a licensee must keep cannabis items in transit shielded from public view, (b) the cannabis items must be of secured (locked-up) during transport, (c) the transport must be equipped with an alarm system, (d) the transport must be temperature controlled if perishable cannabis items are being transported, (e) the transport must provide arrival date and estimated time of arrival information, (f) all cannabis items must be packaged in shipping containers and labeled with a unique identifier, and (g) the transport must provide a copy of the printed manifest and any printed receipts for cannabis items delivered to law enforcement officers or other representatives of a government agency if requested to do so while in transit.

Oregon Inventory/Storage

OLCC licensees must report the following to Oregon’s Cannabis Tracking System (“CTS”) (a) a reconciliation of all on-premise and in-transit cannabis item inventories each day, (b) all information for seeds, usable cannabis, CBD concentrates and extracts by weight, (c) the wet weight of all harvested cannabis plants immediately after harvest, (d) all required information for CBD products by unit count, and (e) for retailer license holders, the price before tax and amount of each item sold to consumers and the date of each transaction. The data must be transmitted for each individual transaction before the retailer opens the next business day. All cannabis items on a licensed retailer’s premises must be held in a safe or vault. All usable cannabis, cut and drying mature cannabis plants, CBD concentrates, extracts or products on the licensed premises of a licensee other than a retailer are to be kept in a locked, enclosed area within the licensed premises that is secured with at a minimum, a steel door with a steel frame or equivalent, and a commercial grade, non-residential door lock. All licensees must keep all video recordings and archived required records not stored electronically in a locked storage area. Current records may be kept in a locked cupboard or desk outside the locked storage area during hours when the licensed business is open.

Oregon Record-keeping/Reporting

Oregon uses the METRC trace and tracking system and allows other third-party system integration via an API to track cannabis. The Subsidiaries in Oregon use a third-party trace and tracking system to push the data to the state through an API to meet all reporting requirements. All cannabis products dispensed are documented at point of sale via the track and trace system. License holders must maintain the documentation from the track and trace system in a secure locked location at each dispensing or growing location for three years as required by the OLCC. The OLCC requires all cannabis licensees to have and maintain records that clearly reflect all financial transactions and the financial condition of the business. The following records may be kept in either paper or electronic form and must be maintained for a three year period and be made available for inspection if requested by the OLCC: (a) purchase invoices and supporting documents for items and services purchased for use in the production, processing, research, testing and sale of cannabis items that include from whom the items were purchased and the date of purchase, (b) bank statements for any accounts, (c) accounting and tax records, (d) documentation of all financial transactions, including contracts and agreements for services performed or received, and (e) all employee records, including training.

Oregon Security

A licensed premise must have a fully operational security alarm system, activated at all times when the licensed premises is closed for business. Among other features the security alarm system for the licensed premises must (a) be able to detect unauthorized entry onto the licensed premises and unauthorized activity within any limited access area where mature cannabis plants, usable cannabis, CBD concentrates, extracts or products are present, (b) be programmed to notify the licensee, a licensee representative or other authorized personnel in the event of an unauthorized entry, and (c) either have at least two operational “panic buttons” located inside the licensed premises that are linked with the alarm system that immediately notifies a security company or law enforcement, or have operational panic buttons physically carried by all employees present on the licensed premises that are linked with the alarm system that immediately notifies a security company or law enforcement.

A licensed premise must have a fully operational video surveillance recording system. Among other requirements, a licensed premise must have cameras that continuously record, 24 hours a day, seven days a week: (a) in all areas where mature cannabis plants, usable cannabis, CBD concentrates, extracts or products may be present on the licensed premises; and (b) all points of ingress and egress to and from areas where mature cannabis plants, usable cannabis, CBD concentrates, extracts or products are present. A licensee must keep all surveillance recordings for a minimum of 90 calendar days and have the surveillance room or surveillance area with limited access.

Oregon Inspections

All cannabis licensees may be subject to safety inspections of licensed premises by state or local government officials to determine compliance with state or local health and safety laws. The OLCC also may conduct an inspection at any time to ensure that a registrant, licensee or permittee is in compliance with Oregon state laws. A licensee, licensee representative, or permittee must cooperate with the OLCC during an inspection. If licensee, licensee representative or permittee fails to permit the OLCC to conduct an inspection the OLCC may seek an investigative subpoena to inspect the premises and gather books, payrolls, accounts, papers, documents or records.

U.S. Attorney Statements in Oregon

To the knowledge of management of Stem, other than as disclosed in this Document, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Oregon. See “Risk Factors”.

Compliance with Applicable State Law in the United States

The Company is classified as having both a direct and indirect involvement in the U.S. cannabis industry and is in compliance with applicable state law, licensing requirements and the regulatory framework enacted by each U.S. state in which it operates. The Company is not subject to any citations or notices of violation with applicable licensing requirements and the regulatory framework enacted by each applicable U.S. state which may have an impact on its licenses, business activities or operations.

The Company has in place a detailed compliance program, which oversees, maintains, and implements the compliance program and personnel. In addition to the Company’s robust internal legal and compliance departments, the Company has state and local regulatory/compliance counsel engaged in every jurisdiction in which it operates.

The Company’s compliance department oversees training for all employees, including on the following topics: (i) compliance with state and local laws; (ii) safe cannabis use; (iii) dispensing procedures; (iv) security and safety policies and procedures; (v) inventory control; (vi) quality control; and (vii) transportation procedures. The Company’s compliance department includes the Chief Executive Officer and Chief Operating Officer of the Company, as well as the Company’s managers in charge of cultivation, branding and sales.

The Company monitors all compliance notifications from the regulators and inspectors in each market, timely resolving any issues identified. The Company keeps records of all compliance notifications received from the state regulators or inspectors and how and when the issue was resolved.

To ensure compliance with the U.S. federal laws and the regulatory framework enacted by each U.S. state in which the Company operates, the Company adheres to the following procedures and controls:

●	The Company ensures the operations of its subsidiaries are compliant with all licensing requirements that are set forth by applicable state, county or municipal law by retaining appropriately experienced legal counsel;

●	The Company ensures that its activities adhere to the scope of the licensing obtained; and

●	The Company only works through licensed operators, which must pass a range of requirements, adhere to strict business practice standards and be subjected to strict regulatory oversight whereby sufficient checks and balances ensure that no revenue is distributed to criminal enterprises, gangs and cartels.

The Company will continue to monitor compliance on an ongoing basis in accordance with its compliance program and standard operating procedures. While the Company’s operations are in full compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under United States federal law. For the reasons described above and the risks further described under “Risk Factors” in this Document, there are significant risks associated with the business of the Company. Readers are strongly encouraged to carefully read all of the risk factors described under “Risk Factors” in this Document

Ability to Access Public and Private Capital

While the Company is not able to obtain traditional bank financing in the U.S. or financing from other U.S. federally regulated entities, the Company currently has access to equity financing through the private markets in Canada and the U.S. Since the use of cannabis is illegal under U.S. federal law, and in light of concerns in the banking industry regarding money laundering and other federal financial crime related to cannabis, U.S. banks have been reluctant to accept deposit funds from businesses involved with the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept its business. Likewise, cannabis businesses have limited access, if any, to credit card processing services. As a result, cannabis businesses in the U.S. are largely cash-based. This complicates the implementation of financial controls and increases security issues.

Commercial banks, private equity firms and venture capital firms have approached the cannabis industry cautiously to date. However, there are increasing numbers of high-net-worth individuals and family offices that have made meaningful investments in companies and businesses similar to the Company. Although there has been an increase in the amount of private financing available over the last several years, there is neither a broad nor deep pool of institutional capital that is available to cannabis license holders and license applicants. There can be no assurance that additional financing, if raised privately, will be available to the Company when needed or on terms which are acceptable to the Company. The Company’s inability to raise financing to fund capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon future profitability. See “Risk Factors”.

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

Investments in Subsidiaries. In April 2018, the Company acquired a 37.5%, which was increased in fiscal 2020 to 50%, interest in NVD RE Corp. (“NVD”). NVD used its available funding to acquire an under- construction cannabis indoor grow building in Nevada and to continue the buildout of the property. NVD leases the property to YMY Ventures LLC (“YMY”).

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY. YMY is a startup operation located near Las Vegas, Nevada and owns a license to cultivate and produce cannabis products. The purchase was conditioned upon the receipt of approval of the transfer of ownership by the State of Nevada Department of Taxation. On February 21, 2019, YMY received the approval of the transfer of ownership by the State of Nevada Department of Taxation. Thereafter, on March 1, 2019, the Company closed its acquisition of 50% of YMY. YMY has licenses that allow it to cultivate and produce cannabis and related products, but the Company failed in its attempt to acquire a retail sales license. As of March 31, 2020, YMY had commenced operations and begun generating revenues in the wholesale market.

On October 8, 2018, the Company and Yerba Buena Oregon, LLC”) entered into an Asset Purchase Agreement which provided for the Company to purchase certain assets and assume certain liabilities of Yerba. Yerba is a wholesale producer of recreational marijuana flower, by-product and pre-roll product in the state of Oregon.

On June 24, 2019, Stem received regulatory approval from the Oregon Liquor Control Commission and closed the previously-announced acquisition of Yerba. Yerba operates an award-winning state-of-the-art cultivation facility equipped with an in-house genetics program and a cannabis library consisting of a few hundred strains.

On March 22, 2019, the Company entered into a share purchase agreement with South African Ventures, Inc., a Nevada corporation (“SAV”) and its shareholders pursuant to which the Company acquired all of the outstanding capital stock of SAV, which became a wholly-owned subsidiary of the Company. At the closing, SAV had no operations and held approximately $5.75 million cash. In addition, the Company held an additional $2.5 million in escrow for the benefit of SAV, which it delivered to SAV at the closing. These funds were raised by SAV from various investors, who became Company shareholders at the Closing. In 2019, we fully impaired our investment of $5.75 million in Stempro International which was acquired in connection with our acquisition of SAV.

On March 29, 2019, the Company executed a definitive agreement to acquire Western Coast Ventures, Inc. (“WCV”). WCV had a working capital surplus of approximately $2,000,000 and had negotiated a joint venture (the “JV”) with ILCA Holdings, Inc. (“ILCA”). ILCA has been issued a limited Conditional Use Permit for a Marijuana Production Facility (a “MPF”) by the City of San Diego, California, which will only be initially granting a total of 40 MPFs. Upon issuance of the final MPF permit and the completed construction, the JV will: (1) operate an advanced cannabis facility to grow and cultivate cannabis; (2) manufacture cannabis-derived products; and (3) distribute cannabis and cannabis-derived products state-wide throughout California. The Conditional Use Permit expires on August 30, 2023 and is subject to various terms and conditions detailed in the Permit.

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

Tilstar Medical, LLC

In April 2019, the Company entered into an agreement to acquire 48% of the membership interest of Tilstar Medical, LLC (“TIL”). TIL is a startup operation located in Laurel, Maryland and owns a project management company which assists in procuring licenses for the production and sale of cannabis. The purchase price for the 48% interest was $550,000 to capitalize TIL which under the operating agreement occurs upon the execution of the agreement. As of September 30, 2019, the Company had funded the $550,000 and accounted for its investment using the equity method of accounting. During the year ended September 30, 2019, the Company recorded a loss on investment of approximately $279,000. The Company was not made aware at time of its investment in the type and magnitude of expenses that would be funded with its investment capital and is currently in the process of renegotiating the terms of the operating agreement. During the year ended September 30, 2019, Tilstar Medical along with its partner, Stem Holdings, Inc, received a letter from the Maryland Medical Cannabis commission with notification that we received stage one pre-approval for a processor license. The Companies application ranked amongst the top nine highest scoring applications for a medical cannabis processor license. Final awards will be issued during calendar year 2020. As of September 30, 2020 and 2019, the difference between the investment and the percentage of net assets attributable to the Company’s investment was approximately $0.28 million

Community Growth Partners, INC

On January 6, 2020, the Company entered into a joint venture with Community Growth Partners, Inc. (“CGP”), a vertically-integrated cannabis company with provisional licensed operations in Massachusetts.

The Massachusetts Cannabis Control Commission recently awarded CGP three provisional cannabis licenses for cultivation, manufacturing and retail – making CGP one of the Commonwealth’s first women- and minority-founded and owned businesses to become approved as a vertically-integrated cannabis operation. A new state-of-the-art indoor cultivation and manufacturing facility will be constructed in Northampton, MA for completion by Fall 2020, which will provide extraction and distribution capability. The Company intends to commence Dispensary operations during 2020 to begin serving the market with partner cannabis brands.

Stem will acquire 7% of CGP’s common stock and provide CGP with a revolving line of credit for future expansion into Massachusetts. Stem will also provide CGP with administrative, cultivation, and manufacturing support services. Stem will also license and market CGP’s Rebelle™-brand products in its other licensed markets, including California, Oregon, Oklahoma and Nevada. The agreements are subject to approval of the Massachusetts Cannabis Control Commission and other local state authorities.

Seven Leaf Ventures Corp. (“7LV”)

On March 6, 2020, the Company closed the acquisition of Seven Leaf Ventures Corp. (“7LV”), a private Alberta, Canada corporation, and its subsidiaries, pursuant to the terms of a share purchase agreement dated March 6, 2020. 7LV owns Foothills Health and Wellness, a medical dispensary, in the greater Sacramento, California area (the “Sacramento Dispensary”). Company management believes that the Sacramento Dispensary is expected to drive synergies with Stem’s premium branded dispensaries in Oklahoma City, OK, and in Eugene and Portland, OR. Stem also expects that the Sacramento Dispensary will receive its recreational license in the near term. 7LV also has an option to acquire a dispensary in Los Angeles, California.

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

Pursuant to the terms of a merger agreement between the parties, Stem will acquire Opco Holdings and its subsidiaries, and Oregon Acquisitions, Gated Oregon and Kind Care for a deemed aggregate purchase price of 12.5 million shares of the Company’s common stock. The purchase price will be satisfied by releasing these shares which are currently being held in escrow, to the beneficial owners of above-mentioned entities. As previously disclosed, certain beneficial owners of these entities are also directors, officers and/or shareholders of Stem. The transaction remains subject to receipt of all necessary regulatory approvals from government entities of the State of Oregon and therefore is outside the control of the Company. Closing of the transaction is expected to occur this calendar year. Definitive agreements have been executed and filed with the regulatory agency. On September 4, 2020, the Company received all of the necessary regulatory approvals from government entities of the State of Oregon and, pursuant to the Merger Agreements, the transaction was consummated on that date.

Merger with Driven

On October 5, 2020, Stem, Driven Deliveries, Inc. (“Driven”) and Stem Driven Acquisition, Inc. (“SDA”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) wherein Driven has agreed to merge with and into SDA, with Driven being the surviving entity. Following completion of the merger transaction contemplated by the Merger Agreement (the “Merger”), Driven will become a wholly-owned subsidiary of Stem. Pursuant to the Merger Agreement, Stem will exchange one newly-issued Share for each issued and outstanding share of Driven. Management of the Company believes that the Merger will close prior to the end of calendar year 2020, subject to satisfaction of all terms and conditions of the Merger Agreement and completion of due diligence by all entities.

Driven is an e-commerce and DaaS (delivery-as-a-service) provider with proprietary logistics and omni-channel user experience/customer experience (“UX/CX”) technology. At the closing of the Merger, it is anticipated Stem will be re-named Driven by Stem. Management of both Driven and Stem believe that following completion of the Merger, Driven by Stem will be the first vertically-integrated cannabis company with a DaaS platform. See “Information Concerning Driven” and “Description of the Company – Post-Merger”.

The shares of common stock of Driven trade on the OTCQB market under the symbol “DRVD”. At the effective date of the closing of the Merger, all of the then issued and outstanding shares of Driven will be converted into the right to receive shares of common stock of the Company (the “Merger Consideration”). The Merger Agreement includes interim covenant provisions applicable prior to the earlier of the (i) closing of the Merger, or (ii) termination of the Merger Agreement that, among other things, restrict the Company’s ability to take certain actions with respect to the Company’s organizational documents, including but not limited to amending the Certificate of Incorporation of the Company.

Under the terms of the Merger Agreement, Driven shareholders will receive one share of Company common stock for each share of Driven owned at the Effective Date. It is currently anticipated that shareholders of Stem and shareholders of Driven will hold approximately 47.4% and 52.6% of the Company following completion of the Merger. The Merger does not constitute a “significant acquisition” for the Company under Part 8 of National Instrument 51-102 – Continuous Disclosure Obligations (“NI 51-102”).

Following the completion of the Merger, management of the Company believes that the combined companies will achieve synergies in sales and operations and reduced sales, general and administrative expense as a percentage of sales. Management of the Company also believes that the Merger will lead to further organic growth and margin expansion. The Merger is an arm’s length transaction. Following the effective date of the Merger, the shares of Driven will be delisted from the OTCQB market. Management of the Company expects the Shares to continue to trade on the OTCQX and on the CSE under Stem’s current symbols (OTCQX: STMH, CSE: STEM) following the closing of the Merger.

The completion of the Merger is subject to satisfaction or waiver of various closing conditions, including (i) the receipt of all required approvals of the stockholders of all merger participants and any required third-party consents and regulatory clearances, (ii) the absence of any governmental order or law that makes consummation of the Merger illegal or otherwise prohibited, (iii) the effectiveness of a registration statement on Form S-4 to be filed by Stem pursuant to which the Shares to be issued in connection with the Merger are registered with the U.S. Securities and Exchange Commission, (iv) the completion of equity financings by Stem and Driven, and (v) the absence of any material adverse change prior to the effective date of the Merger. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. If either party fails to meet its obligations under its equity financing closing conditions, either party may elect to terminate the Merger Agreement or proceed to close the Merger. Further, either party to the Merger could elect to waive certain conditions to the closing of the Merger in order to effect the transaction and, as a result, there can be no assurance that the combined organization will have the benefit of the conditions to closing described above or otherwise set forth in the Merger Agreement. See “Risk Factors”.

Principal Products and Markets

The Company’s principal operations have historically related to the leasing of properties, funding of capital, tenant improvements and administration of its leases and provision of financing to certain lessees, engaged in the production and sale of cannabis. While the Company originally operated primarily as a real estate holding company, it is now engaged in direct operations, primarily the production and sale of cannabis in states where it is legal to do so, with respect to its properties and activities other than the leasing of properties, funding of capital improvements and administration of its leases and provision of financing to certain lessees. Historically, the Company’s principal market has been in the State of Oregon, but it is now engaged in expansion into other markets where sale of marijuana is legal, including California, Nevada, Massachusetts, Maryland and, Oklahoma.

Production and Sales

The Company’s business requires that it possess or be in a position to access specialized knowledge and expertise regarding the state-licensed cannabis industry and those persons and entities who are involved in the industry. The Company believes that its management has such specialized expertise and experience, and the Company retains legal counsel that has recognized expertise in the industry. The Company does not believe that any aspect of its business is either: (i) cyclical or seasonal; or (ii) dependent on any particular franchise or license or other agreement to use a patent, formula, trade secret, process or trade name. The Company has not identified any specific environmental protection issues which will affect its business. The Company does not own significant identifiable intangible properties outside of its cannabis licenses.

The Company does not believe that its operations are dependent on any factors within the general economy. However, any material changes in either U.S. federal law enforcement priorities or the law of the State of California, Oregon, Nevada Massachusetts, Maryland and Oklahoma or other states where the Company operates affecting the cultivation and sale of cannabis could have a material impact on the Company’s business, particularly since the growth, marketing, sale, and use of marijuana is illegal under federal law.

Company Funding

Private Placement Transactions

The Company has sold shares of its common stock in private placement transactions under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder and certain exemptions of the laws of the jurisdictions where any offering is made. In the fiscal years ended September 30, 2020 and 2019, the Company raised gross proceeds of approximately $845,000 and $35,000, respectively.

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

Promissory Note

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The notes mature in July 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory notes, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per share. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. In May 2020, the Company made a principal payment of $20,000. As of September 30, 2020, the obligation outstanding is $480,000.

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The note matures in October 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory note, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020 As of September 30, 2020, the obligation outstanding is $500,000.

In July 2020, the Company issued a promissory note with a principal balance of $500,000 to the Companies merging entity (the “Note Holders”). The note matures in January 2022 and has interest rate of 6%. As of September 30, 2020, the obligation outstanding is $500,000.

The below Promissory Notes evidencing the PPP Loans are entered into subject to guidelines applicable to the program and contains customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the Promissory Notes. The occurrence of an event of default may result in, among other things, the Company becoming obligated to repay all amounts outstanding. We continue to evaluate and may still apply for additional programs under the CARES Act, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business. The Company plans to use the PPP funds received in a manner to obtain debt forgiveness. The Company will use the funds for payroll, rent, and utilities.

In July 2020, the Company’s wholly owned subsidiary in Oregon received loan proceeds of $220,564 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated July 09, 2020, between the Company and Cross River Bank as the lender, matures on July 09, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2020, the obligation outstanding is $220,564.

The Company received loan proceeds of $266,820 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated May 01, 2020, between the Company and Transportation Alliance Bank as the lender, matures on May 01, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2020, the obligation outstanding is $266,820.

The Company’s related entity received loan proceeds of $245,400 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated June 03, 2020, between the Company and Coastal States Bank as the lender, matures on June 03, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2020, the obligation outstanding is $245,400.

The Company’s subsidiary received loan proceeds of $62,500 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated June 25, 2020, between the Company and First Home Bank as the lender, matures on June 25, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2020, the obligation outstanding is $62,500.

The Company’s subsidiary received loan proceeds of $147,407 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated July 15, 2020, between the Company and Cross River Bank as the lender, matures on December 30, 2020 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2020, the obligation outstanding is $147,407.

Convertible Promissory Notes and Mortgages

Mortgages payable

On January 16, 2018, the Company consummated a “Contract for Sale” for a Farm Property in Mulino Oregon (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. No amount was recorded for the premium for the below market rate feature of the note as it was immaterial. The note is secured by a deed of trust on the property. The Company performed an analysis and determined that the rate obtained was below market, however, no premium was recorded as the Company determined it was immaterial. As of September 30, 2020, and 2019, the balance due is $922,500 and $1,027,500, respectively.

On February 28, 2018, the Company executed a $550,000 mortgage payable on the Willamette property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began March 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on March 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $28,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2019, $550,000 was outstanding under this mortgage. In March 2020, the note was paid in full in conjunction with a refinance agreement. The terms of the refinance are described below under long-term debt mortgages.

On April 4, 2018, the Company executed a $314,000 mortgage payable on the Powell property to acquire additional funds. At closing $75,000 of the proceeds was put into escrow. The mortgage bears interest at 15% per annum. Monthly interest only payments began May 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company plaid costs of approximately $19,000 to close on the mortgage. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2019, $314,000 was outstanding under this mortgage. In January 2020, the note was paid in full in conjunction with a refinance agreement. The terms of the refinance are described below under long-term debt mortgages.

Long-term debt, mortgages

In January 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began February 1, 2020, and continue each month thereafter until paid. The entire unpaid balance is due on January 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2020, the obligation outstanding is $400,000.

In March 2020, the Company executed a $1,585,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began April 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2023, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $120,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2020, the obligation outstanding is $1,585,000.

In March 2020, the Company executed a $400,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began May 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2022, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $38,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2020, the obligation outstanding is $400,000.

In March 2020, the Company refinanced a mortgage payable on property located in Nevada to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began April 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on March 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2020, the obligation outstanding is $700,000.

In July 2020, the Company executed a mortgage payable on property located in Nevada to acquire additional funds. The mortgage bears interest at 14% per annum. Monthly interest only payments began August 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on July 31, 2023, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2020, the obligation outstanding is $200,000.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. As of September 30, 2019, the balance due totals $300,000. In August 2020, the Company refinanced this obligation and paid the $300,000 balance. The refinanced mortgage term is 36 months and includes and interest rate of 14% and monthly interest only payments of $4,666,67. As of September 30, 2020, the balance due totals $400,000.

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

Each CD Special Warrant will be exchanged (with no further action on the part of the holder thereof and for no further consideration) for one convertible debenture unit of the Company (a “Convertible Debenture Unit”), on the earlier of: (i) the third business day after the date on which both (A) a receipt (the “Receipt”) for a (final) document (the “Qualification Document”) qualifying the distribution of the Convertible Debentures (as defined below) and Warrants (as defined below) issuable upon exercise of the CD Special Warrants has been issued by the applicable securities regulatory authorities in the Canadian jurisdictions in which purchasers of the CD Special Warrants are resident (the “Canadian Jurisdictions”), and (B) a registration statement (the “Registration Statement”) registering the resale of the common shares underlying the Convertible Debentures and Warrants has been declared effective by the U.S. Securities and Exchange Commission (the “Registration”); and (ii) the date that is six months following the closing of the Offering. The Company has also provided certain registration rights to purchasers of the CD Special Warrants. The CD Special Warrants were exchanged for Convertible Debenture Units after six months as U.S. and Canadian registrations were not effective at that time.

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

The Company has agreed to use its best efforts to obtain the Receipt and Registration within six months following the closing of the Offering. If the Receipt and Registration have not been obtained on or before 5:00 p.m. (PST) on the date that is 120 days following the closing of the Offering, each unexercised CD Special Warrant will thereafter entitle the holder thereof to receive, upon the exercise thereof and at no additional cost, 1.05 Convertible Debenture Units per CD Special Warrant (instead of 1.0 Convertible Debenture Unit per CD Special Warrant). Until the Receipt and Registration have been obtained, securities issued in connection with the Offering (including any underlying securities issued upon conversion or exercise thereof) will be subject to a 6-month hold period from the date of issue. Since the CD Special Warrants were exchanged for Convertible Debenture Units after 6 months as U.S. and Canadian registrations were not effective at that time, the holders received 1.05 Convertible Debenture Units per CD Special Warrant.

The brokered portion of the Offering (CDN $2.5 million, $1.9 million USD) was completed by a syndicate of agents (collectively, the “Agents”). The Company paid the Agents a cash commission equal to 7.0% of the gross proceeds raised in the brokered portion of the Offering. As additional consideration, the Company issued the Agents such number of non-transferable broker convertible debenture special warrants (the “Broker CD Special Warrants”) as is equal to 7.0% of the number of CD Special Warrants sold under the brokered portion of the Offering. Each Broker CD Special Warrant shall be exchanged, on the same terms as the CD Special Warrants, into broker warrants of the Company (the “Broker Warrants”). Each Broker Warrant entitles the holder to acquire one Convertible Debenture Unit at an exercise price of CDN $1,000, until the date that is 24 months from the closing date of the Offering. The distribution of the Broker Warrants issuable upon the exchange of the Broker CD Special Warrants shall also be qualified under the Qualification Document and the resale of the common shares underlying the Broker Warrants will be registered under the Registration Statement. The Company also paid the lead agent a commission noted above of CDN$157,290, corporate finance fee equal to CDN $50,000 in cash and as to $50,000 in common shares of the Company at a price per share of CDN $3.00 plus additional expenses of CDN$20,000. In addition, the Company paid the trustees legal fees of CDN$181,365. In total the Company approx. USD $0.32 million in fees and expenses associated with the offering.

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

Merger Agreement

On October 13, 2020, Stem Holdings, Inc. (“STEM”), Driven Deliveries, Inc. (“DRVD”) and Stem Driven Acquisition, Inc. (“SDA”) and entered into an Agreement and Plan of Merger (the “Merger Agreement”) wherein DRVD would merge with and into SDA, with DRVD being the surviving entity and, following closing of the merger transaction, would become a wholly-owned subsidiary of STEM. Pursuant to the Merger Agreement, STEM will exchange one newly-issued share of STEM common stock for each issued and outstanding share of DRVD. Management believes that the merger transaction will close prior to the end of calendar year 2020, subject to satisfaction of all terms and conditions of the Merger Agreement and completion of due diligence by all entities.

STEM is a vertically-integrated cannabis and hemp branded products company with state-of-the-art cultivation, processing, extraction, retail, and distribution operations throughout the United States. DRVD is an e-commerce and DaaS (delivery-as-a-service) provider with proprietary logistics and omnichannel UX/CX technology. At the closing, STEM would be re-named Driven by Stem and would maintain its corporate headquarters in Boca Raton, Florida. Management of both DRVD and STEM believe that following completion of the merger transaction, Driven by Stem will be the first vertically-integrated cannabis company with a DaaS platform, which will meet the needs of all cannabis consumers in markets served.

Presently, STEM is traded on the OTCQX market and Canadian Stock Exchange under the symbols STMH and STEM, respectively. DRVD is presently traded on the OTCQB market. At the effective date of the closing of the merger transaction, all shares of DRVD will be converted into the right to receive shares of STEM Common Stock (the “Merger Consideration”). The Merger Agreement includes interim covenant provisions applicable prior to the earlier of the (i) closing of the Merger or (ii) termination of the Merger Agreement that, among other things, restrict our ability to take certain actions with respect to the Company’s organizational documents, including but not limited to amending the Certificate of Incorporation.

Under the terms of the Merger Agreement, DRVD shareholders will receive (based on closing share prices as of October 13, 2020) an aggregate purchase price of approximately US$27.5M. Based on the October 13, 2020 closing prices of both DRVD and STEM, Driven by Stem would have a combined market capitalization of approximately US$54 million, based on to closing market price of the Stem Shares and Driven Shares on the OTCQX and the OTCQB, respectively, on October 13, 2020 and 65M Stem Shares and 75M Driven Shares being outstanding on October 13, 2020.

The Board of Directors of each of STEM, SDA and DRVD have unanimously approved the Merger and it is expected to close in late 2020, subject to regulatory and stockholder approvals, completion of final due diligence and other customary closing conditions. Driven by Stem, the combined entity after giving effect to the Acquisition, will maintain its headquarters at Stem’s current location in Boca Raton, FL.

Following the completion of the merger transaction, management believes that the combined companies will achieve synergies in sales and operations and reduced sales, general and administrative expense as a percentage of sales. Management also believes that the merger transaction will lead to further organic growth and margin expansion. The merger transaction is an arm’s length transaction. Following the effective date of the merger transaction, the shares of common stock of the combined companies are expected to continue to trade under STEM’s current symbols (OTCQX: STMH CSE: STEM).

Driven by Stem will integrate DRVD’s delivery capability and its robust technology in every state in which STEM currently operates and add STEM’s iconic cannabis brands to DRVD’s platform of over 400 cannabis products. Stem’s brand offerings cover multiple cannabis product categories, particularly flower, extracts, edibles and topicals with award-winning brands including TJ’s Gardens™ and Yerba Buena™; Cannavore™ an edible brand; and Doseology™, a CBD mass market brand launching in 2021. As a cannabis technology company, DRVD’s Budee™ and Ganjarunner™ e-commerce platforms will also partner with leading cannabis companies in new geographies to meet demand for quick and accurate product deliveries. Initial operations will span nine states.

Management and Corporate Governance

Upon the closing of the merger transaction, the members of senior management of Driven by Stem expected to be:

●	Adam Berk, Chief Executive Officer and Chairman: Adam Berk is the current CEO of STEM and a member of DRVD’s Board of Directors. Mr. Berk is the former CEO of Osmio (currently GrubHub), which was the first patented web-online food ordering system.

●	Steve Hubbard, Chief Financial Officer: Steve Hubbard is the current CFO of STEM.

●	Ellen Deutsch, EVP/Chief Operating Officer: Ellen Deutsch is the current Executive Vice President and COO of STEM. Ms. Deutsch was an executive of Hain Celestial for over 20 years prior to joining STEM.

●	Salvador Villanueva, President: Salvador Villanueva is the current President of DRVD.

●	Brian Hayek, Chief Compliance Officer & Special Projects: Brian Hayek is a co-founder and current Chief Financial Officer of DRVD.

Synergies

Management of both companies believe that the merger transaction will be accretive to EPS of the combined companies in calendar year 2021. Other expected benefits are: (1) increased scale to drive sales growth, (2) leveraging DRVD’s proprietary technology in new markets to drive market share; (3) cost savings estimated at $1.5M in the first year of combined operations through productivity initiatives, vertical supply chain efficiencies, and reduction and consolidation of overhead and administrative costs.

Both STEM and DRVD have taken steps to commence equity raises of up to $20M on a combined basis. The merger transaction is not expected to increase debt levels.

The completion of the merger transaction is subject to satisfaction or waiver of various closing conditions, including (i) the receipt of all required approvals of the stockholders of all merger participants and any required third-party consents and regulatory clearances, (ii) the absence of any governmental order or law that makes consummation of the merger transaction illegal or otherwise prohibited, (iii) the effectiveness of a Registration Statement on Form S-4 to be filed by STEM pursuant to which the shares of Common Stock to be issued in connection with the merger transaction are registered with the SEC, (iv) the completion of equity financings by STEM and DRVD and (v). The completion of due diligence by all parties and the absence of any material adverse change prior to the effective date of the merger transaction. The obligation of each party to consummate the merger transaction is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. If either party fails to meet its obligations under its equity financing closing conditions, either party may elect to terminate the Merger Agreement or proceed to close the merger transaction. Further, the either party to the merger transaction could elect to waive certain conditions to the closing of the Merger in order to effect the transaction and, as a result, there can be no assurance that the combined organization will have the benefit of the conditions to closing described above or otherwise set forth in the Merger Agreement.

Employees

As of September 30, 2020, the Company had approximately one hundred (100) employees, most of whom devote their full time to the Company’s operations. The Company intends to increase staff as warranted by its operations and market conditions. No employee is covered by a collective bargaining agreement.

Website.

The Company operates a website at www.stemholdings.com

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. At the time the original lease was entered into, the Company had expected to close on significant subscriptions from its private placement. However, when those did not immediately materialize, the Company entered into an agreement with the landlord to cancel the lease and in addition, paid the landlord $15,000 not to rent out the property until such time the Company could enter into a new lease. In September 2016, the Company entered into a new 10-year lease with the landlord that commenced in November 2016. The lease requires the Company to pay a starting base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017 and continues through November 31, 2026 at a starting rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of September 30, 2020, Company eliminates this rental income in consolidation.

In March 2018, the Company entered into a 3-year lease for the occupancy of the Company’s corporate office located in Boca Raton, Florida. The lease requires the Company to pay a base rental fee of $3,024 per month with yearly increases thereafter. All taxes, maintenance and utilities are billed separately. This space is currently being sub-leased for the reminder, which terminates in February 2021.

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

ITEM 3. LEGAL PROCEEDINGS

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

Additionally, we are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2020, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

The following table shows the high and low prices of our common shares on the OTCQB/OTCQX for each quarter for quarter from May 23, 2018 through September 30, 2020. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
May 23, 2018-June 30, 2018	$7.75	$5.00
July 1, 2018-September 30, 2019	$5.55	$1.70
October 1, 2018-December 31, 2018	$2.48	$1.80
January 1, 2019-March 31, 2019	$3.00	$1.32
April 1, 2019-June 30, 2019	$1.94	$1.00
July 1, 2019-September 30, 2019	$1.20	$0.80
October 1, 2010-December 31, 2019	$1.20	$0.79
January 1, 2020-March 31, 2020	$1.10	$0.31
April 1, 2020-June 30, 2020	$0.60	$0.38
July 1, 2020-September 30, 2020	$0.50	$0.21

The market price of our common stock, like that of other early-stage cannabis-related companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of December 23, 2020, there were 70,534,167 shares of common stock par value $0.001 and there were approximately 250 shareholders of record.

Transfer Agent and Registrar

Our transfer agent is Odyssey Stock Transfer, Inc., located at Suite 702, 67 Yonge Street, Toronto, ON M5E 1J8.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following table sets forth all securities issued by Stem between October 1, 2019 and September 30, 2020:

	Security	No. Shares
Services	Common Stock	1,162,916
Compensation	Common Stock	472,506
Acquisitions	Common Stock	13,291,075
Interest and converted notes	Common Stock	932,069
Cancelled	Common Stock	(700,000)
Investment funding	Common Stock	845,238
Total		16,003,804

The securities issued in the abovementioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

Below is a list of securities sold by us from October 1, 2017 through September 30, 2020 which were not registered under the Securities Act

●	From October 1, 2017 through January 7, 2019, the Company sold 2,688,834 shares of its common stock and received gross proceeds of $6,560,930.

●

From January 8, 2019 through September 30, 2019, the Company sold 51,418 shares of its common stock and received gross proceeds of $35,021.

From October 1, 2019 through September 30, 2020, the Company sold 845,238 shares of its common stock and received gross proceeds of $449,850.

Share Issuances to Consultants, Employees and Directors for Compensation and Severance

During the year ended September 30, 2020, the Company issued 1,635,422 shares of its common stock and recorded compensation expense of $1.1 million.

During the year ended September 30, 2020, the Company granted options to acquire 2,362,500 shares of its common stock at an exercise prices ranging from $0.29 to $1.25 per share. During the year ended September 30, 2020, the Company granted warrants to acquire 2,872,813 shares of its common stock at exercise prices ranging from $0.36 to $2.96 per share.

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

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the years ended September 30, 2020 and 2019, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended September 30, 2020 and 2019 (in thousands).

	Years Ended September 30,		Change
($ in thousands)	2020	2019	$	%
Gross Revenue	$16,371	$2,826	$13,545	479%
Discounts and returns	(2,397)	(375)	(2,022)	539%
Net Revenue	13,974	2,451	11,523	470%
Cost of goods sold	(10,306)	(2,117)	(8,189)	387%
Consulting fees	(2,546)	(2,914)	368	(13)%
Professional fees	(2,526)	(1,454)	(1,072)	74%
General and administration	(8,262)	(14,738)	6,476	(44)%
Impairment of intangible assets	-	(450)	450	(100)%
Impairment of property and equipment	-	(1,682)	1,682	(100)%
Loss on extinguishment of debt	-	(1,159)	1,159	(100)%
Other income (expenses), net	(1,574)	(375)	(1,199)	320%
Loss from equity method investees	(253)	(6,547)	6,294	(96)%
Net loss	$(11,493)	$(28,985)	$17,492	(60)%

Revenues

In years ended September 30, 2020 and 2019, the Company engages directly in the cultivation, production and sale of cannabis and related products.

In 2019, all the Company’s revenue originates in the state of Oregon. In 2020, the Company began realizing revenue from the states of Nevada and California.

The Company has also targeted Florida, Maryland, Massachusetts, and it has also begun working towards its investments obtaining licenses in Eswatini.

Cost of Revenues

Cost of revenues for the year ended September 30, 2020 and 2019 totaled approximately $10.3 million and $2.1 million, respectively. The cost of revenue consisted of cannabis product cost, which includes contracted labor, growing, and trimming expenses, and product testing. The Company expects its cost of revenues to grow in line with its future revenue growth.

Operating Expenses

Consulting Fees

Consulting fees for the years ended September 30, 2020 and 2019 totaled approximately $2.5 million and $2.9 million, respectively. The decrease of $368 thousand is primarily related to stock-based compensation expenses recognized during the year ended September 30, 2019 for restricted stock awards and warrants to acquire the Company’s common stock issued to consultants.

Professional Fees

Professional fees for the years ended September 30, 2020 and 2019 totaled approximately $2.5 million and $1.5 million, respectively. The increase of $1.1 million is primarily related to legal, accounting, and other professional fees incurred as a result of acquisitions during the year ended September 30, 2020. We expect our professional fees to increase as we continue to grow our business.

General and Administrative

General and administrative expenses for the years ended September 30, 2020 and 2019 totaled approximately $8.3 million and $14.7 million, respectively. The decrease of $6.5 million is primarily related to a decrease in stock-based compensation for employees and officers and a reduction in option expense for employees, directors, and officers.

Impairment of Property and Equipment and Intangibles

The Company did not incur impairment expense for the year ended September 30, 2020. Impairment expenses related to property and equipment totaled approximately $1.7 million for the year ended September 30, 2019. We recorded an expense of $1.0 million related to our property and equipment acquired with our acquisition of Never Again Real Estate and Never Again 2 Real Estate and $0.7 million in other related properties.

Impairment expenses related to intangible assets totaled approximately $0.5 million for the year ended September 30, 2019 and were incurred in connection with our investment in YMY. This impairment is with respect to the granting of an option to effectuate the balance of one hundred percent of an acquisition that never took place.

Loss on Extinguishment of Rent

The Company did not recognize losses on extinguishment of debt related to the year ended September 30, 2020. Loss on extinguishment of rent expense for the year ended September 30, 2019, was approximately $1.1 million and was related to deferred rent.

Other Income (Expense)

Other expenses for the years ended September 30, 2020 and 2019, totaled approximately $1.6 million and $0.4 million, respectively. The increase was primarily the result the change in fair value of derivative liabilities of $1.4 million.

Loss from Equity Method Investees

Related to the year ended September 30, 2020 the Company recognized a loss $0.3 million from equity method investees as compared to a loss of $6.5 million in 2019. The loss in 2019 was primarily the result of fully impairing the investment of $5.7 million in Stempro International acquired from our acquisition of South African Ventures and fully impairing the investment of $0.5 million in SOK Management and related investees.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2020, we had negative working capital of approximately $9.2 million, which included cash and cash equivalents of $2.1 million. We reported a net loss of approximately $11.5 million and our net cash used in operating expenses totaled $5 million, our cash used in investing activities was $0.5 million and cash flows from financing activities totaled $4.4 million.

Subsequent to September 30, 2020, we received gross proceeds of approximately $1.3 million from the sale of common shares related to an S-1 Regulation.

Going Concern

At September 30, 2020, the Company had approximate balances of cash and cash equivalents of $2.1 million, negative working capital of $9.2 million, total stockholders’ equity of $26.8 million and an accumulated deficit of $51.4 million.

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

On January 4, 2018, the office of the Attorney General published a memo regarding cannabis enforcement that rescinds directives promulgated under former President Obama that eased federal enforcement. In a January 8, 2018 memo, Jefferson B. Sessions, then Attorney General of the United States, indicated enforcement decisions will be left up to the U.S. Attorney’s in their respective states clearly indicating that the burden is with “federal prosecutors deciding which cases to prosecute by weighing all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of federal prosecution, and the cumulative impact of particular crimes on the community.” Subsequently, in April 2018, President Trump promised to support congressional efforts to protect states that have legalized the cultivation, sale and possession of cannabis; however, a bill has not yet been finalized in order to implement legislation that would, in effect, make clear the federal government cannot interfere with states that have voted to legalize cannabis. Further in December 2018, the US Congress passed legislation, which the President signed on December 20, 2018, removing hemp from being included with Cannabis in Schedule I of the Act.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to several other countries, including the United States. On June 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. The existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations disruptions to our retail operations and our ability to collect rent from the properties which we own, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects throughout our business. If we need to close any of our facilities or a critical number of our employees become too ill to work, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the markets in which we operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

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

Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities. However, if the Company is unable to raise additional capital, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce, eliminating outside consultants, and reducing legal fees to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

Cannabis Dispensary, Cultivation and Production

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

The Company has made an accounting policy election to exclude from the measurement of the transaction price certain taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (for example, county cannabis taxes). Taxes assessed on an entity’s total gross receipts and the Company reports revenue as a gross number and the county cannabis tax of approximately $125,000 are included in general and administrative expenses.

Leasing Operations

The Company recognizes rental revenue from tenants, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured.

The Company makes estimates of the collectability of its tenant receivables related to base rents, straight-line rent, and other revenues. In the current fiscal year, the Company began significant rental operations. The Company considers such things as historical bad debts, tenant creditworthiness, current economic trends, facility operating performance, lease structure, developments relevant to a tenant’s business, and changes in tenants’ payment patterns in its analysis of accounts receivable and its evaluation of the adequacy of the allowance for doubtful accounts. Specifically, for straight-line rent receivables, the Company’s assessment includes an estimation of a tenant’s ability to fulfill its rental obligations over the remaining lease term.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, which include property and equipment, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. The Company does not test for impairment in the year of acquisition of properties, as long as those properties are acquired from unrelated third parties.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. In cases where estimated future net undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or asset group. Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated and amortized prospectively over the newly determined remaining estimated useful lives.

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

During the year ended September 30, 2020, the Company determined that there were not any impairments related to intangible assets.

Principles of Consolidation

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

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur, additional real estate assets held by entities related to those shareholders. The Agreement also gives the Company the right of first refusal in regard to certain properties owned by the persons and entities affiliated with the parties of the Agreement so long as certain targets are met. In the quarter ended June 30, 2019, the Company issued 12,500,000 shares of its common stock (shares are held in escrow) as it is currently attempting to acquire the set of entities that include Consolidated Ventures of Oregon, LLC (“CVO”) and Opco Holdings, LLC (“Opco”) which comprise the entities within the Multi Party Agreement. On September 6, 2020, the Company received the regulatory approval to transfer all the licenses held under both CVO and Opco. Subsequently, the Company has completed the acquisition for the period ended September 30, 2020, as a result, the Company is no longer engaged primarily in property rental operations but has taken over the operations of its primary renters, which is the cultivation, production and sale of cannabis and related productions. Since CVO and Opco are related to the Company, the acquisition, was not accounted for as a business combination at fair value under the codification sections of ASC 805. The assets and liabilities transferred to the Company at their historical cost and the Company has included the operations of Opco for all periods presented and included the operations of CVO for the period of April 1, 2020 through September 30, 2020. The Company has therefore recorded the par value of the shares issued of $12,500 as of September 30, 2020. As of September 30, 2020, the Company has consolidated the entities with the Opco Holdings Group and CVO as the Company has determined that they are now material.

The accompanying consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly owned subsidiaries, Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, LLC., Stem Group Oklahoma, Inc, Stem Holdings Florida, Inc., Foothills and SAV. In addition, the Company has consolidated YMY Ventures, LLC; WCV, LLC and NVDRE, Inc. under the variable interest requirements. Opco Holdings, Inc. and CVO and its subsidiaries are included in the consolidated financial statements due to its historical related party relationship. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

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

During the year ended September 30, 2020, the Company recognized losses of approximately $0.25 million. The losses related to its investment in East Coast Packers LLC (“ECP”) of approximately $0.24 million and Tilstar Medical, LLC (“TIL”) of approximately $0.014 million.

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

Recently issued and adopted accounting pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, including industry-specific revenue guidance. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method and was be effective for the Company on October 1, 2019. The Company adopted the updated standard using the modified retrospective approach. The financial information included in the Company’s 2020 Form 10-K was updated for the October 1, 2019 adoption date; this new guidance was reflected for the first time in the Company’s 2020 Form 10-K but effective as of October 1, 2019 in that filing. The guidance allows for the use of one of two retrospective application methods: the full retrospective method or the modified retrospective method. The Company adopted the standard in fiscal year 2020 using the modified retrospective method. The adoption of the standard did not have a material impact on the recognition of revenue.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for the Company on October 1, 2020; however, early adoption of the ASU is permitted. The Company is still finalizing its analysis but expects to recognize additional operating liabilities of approximately $2.1 million, with corresponding ROU assets of approximately the same amount as of October 1, 2020 based on the present value of the remaining lease payments.

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

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Stem Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2020 and September 30, 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2020 and September 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and September 30, 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

EXPLANATORY PARAGRAPH – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 1, the Company and its affiliates, had net losses of $11.5 million and $28.985 million, negative working capital of $9.235 million and $2.635 million and accumulated deficits of $51.386 million and $40.384 million as of and for the year ended September 30, 2020 and 2019, respectively. In addition, the Company has commenced operations in the production and sale of cannabis and related products, an activity that is illegal under United States Federal law for any purpose, by way of Title II of the Comprehensive Drug Abuse Prevention and Control Act of 1970, otherwise known as the Controlled Substances Act of 1970 (the “ACT”). These facts raises substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EXPLANATORY PARAGRAPH – CHANGE IN ACCOUNTING PRINCIPLE

As discussed in Note 2 to the consolidated financial statements, the Company has adopted the new revenue recognition accounting principle under ASC 606 – Revenue Recognition.

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

December 24, 2020

We have served as the Company’s auditor since 2017.

STEM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share amounts)

	September 30,	September 30,
	2020	2019

ASSETS
Current assets
Cash and cash equivalents	$2,129	$3,339
Accounts receivable, net of allowance for doubtful accounts	455	427
Note receivable	434	-
Inventory	1,795	611
Prepaid expenses and other current assets	452	491
Total current assets	5,265	4,868

Property and equipment, net	16,354	14,706
Investment in equity method investees	767	1,771
Investments in affiliates	1,718	1,827
Deposits and other assets	13	47
Note receivable, long term	355	-
Intangible assets, net	13,269	6,316
Goodwill	7,221	1,070
Due from related party	55	492
Total assets	$45,017	$31,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	2,983	1,082
Convertible notes, net	5,306	1,888
Short term notes and advances	3,425	3,384
Acquisition notes payable	665	708
Contingent acquisition liability	1,072	-
Due to related party	200	-
Derivative liability	592	158
Warrant liability	257	283
Total current liabilities	14,500	7,503

Long-term debt, mortgages	3,685	-
Total liabilities	18,185	7,503

Commitments and contingencies (Note 18)	-	-

Shareholders’ equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of September 30, 2020 and September 30, 2019	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of September 30, 2020 and September 30, 2019	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 68,258,745 and 52,254,941 shares issued, issuable and outstanding as of September 30, 2020 and September 30, 2019, respectively	68	52
Additional paid-in capital	76,310	61,202
Accumulated deficit	(51,386)	(40,384)
Total Stem Holdings stockholder’s equity	24,992	20,870
Noncontrolling interest	1,840	2,724
Total shareholders’ equity	26,832	23,594
Total liabilities and shareholders’ equity	$45,017	$31,097

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2020 and 2019

(in thousands except for share and per share amounts)

	For the Years Ended September 30,
	2020	2019

Revenues	$13,974	$2,451
Cost of goods sold	10,306	2,117
Gross Profit	3,668	334

Operating expenses:
Consulting fees	2,546	2,914
Professional fees	2,526	1,454
General and administration	8,262	14,738
Impairment of intangible assets	-	450
Impairment of property and equipment	-	1,682
Loss on extinguishment of debt	-	1,159
	13,334	22,397
Loss from operations	(9,666)	(22,063)

Other income (expenses), net
Interest expense	(2,434)	(2,591)
Inducement cost	-	-
Change in fair value of derivative liability	(190)	1,011
Change in fair value of warrant liability	1,065	1,209
Foreign currency exchange gain	(15)	36
Gain on forgiveness of debt	-	(40)
Total other income (expense)	(1,574)	(375)

Loss from equity method investees	(253)	(6,547)

Net loss	$(11,493)	$(28,985)

Net loss attributable to non-controlling interest	492	391

Net loss attributable to Stem Holdings	$(11,002)	$(28,594)

Net loss per share, basic and diluted	$(0.18)	$(1.01)
Weighted-average shares outstanding, basic and diluted	60,143,056	28,245,297

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2020 and 2019

(in thousands, except for share and per share amounts)

					Total Stem
	Common Stock		Additional Paid-in	Accumulated	Holdings Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance as of September 30, 2018	10,177,496	$10	$19,810	$(11,533)	$8,287	$-	$8,287
Adjustments to consolidate variable interest entities	-	-	-	(257)	(257)	-	(257)
Common stock issued for cash	51,418	-	35	-	35	-	35
Common stock issued in connection with conversion of notes payable	1,430,556	1	2,574	-	2,575	-	2,575
Correction to 2018 cashless exercise of stock options	15,662	-	-	-	-	-	-
Investment in South African Ventures	8,250,000	8	14,017	-	14,025	-	14,025
Investment in West Coast Ventures	2,500,000	3	4,432	-	4,435	1,352	5,787
Investment in NVD RE	-	-	-	-	-	1,042	1,042
Issuance of common stock for related party acquisitions	12,500,000	12	-	-	12	-	12
Yerba Buena acquisition	2,492,266	2	3,487	-	3,489	-	3,489
Asset Purchase Agreement - 399 & 451 Wallis St and Applegate	7,553,723	8	5,160	-	5,168	-	5,168
Investment in YMY	187,500	-	487	-	487	721	1,208
Canaccord fee	16,666	-	35	-	35	-	35
Inducement cost to convert convertible notes	-	-	973	-	973	-	973
Issuance of common stock related to separation agreement	18,900	-	18	-	18	-	18
Stock based compensation	7,060,754	8	10,174	-	10,182	-	10,182
Net loss	-	-	-	(28,594)	(28,594)	(391)	(28,985)
Balance as of September 30, 2019	52,254,941	$52	$61,202	$(40,384)	$20,870	$2,724	$23,594
Issuance of common stock in connection with asset acquisitions	12,480,040	13	9,921	-	9,934	-	9,934
Issuance of common stock in connection with consulting agreement	1,162,916	1	925	-	926	-	926
Cancellation of common stock in connection with stock purchase agreements	(700,000)	(1)	-	-	(1)	-	(1)
Issuance of common stock in connection with cash	845,238	1	449	-	450	-	450
Stock based compensation	472,506	-	165	-	165	-	165
Issuance of common stock related to interest on convertible notes	703,809	1	291	-	292	-	292
Issuance of common stock related to conversion of convertible notes	228,260	-	196	-	196	-	196
Derivatives		-	-	-	-	-	-
Issuance of common stock related to purchase of minority interest	425,000	1	-	-	1	-	1
Issuance of options in connection with consulting agreement			904	-	904	-	904
Issuance of options in connection with employment agreement			77	-	77	-	77
Repricing of warrants in association with promissory notes and consulting agreements	-	-	81	-	81	-	81
Issuance of common stock in connection with share exchange agreement	386,035	-	196	-	196	(392)	(196)
Consolidated Ventures of Oregon equity	-	-	1,818	-	1,818	-	1,818
Other	-	-	85	-	85	-	85
Net loss	-	-	-	(11,002)	(11,002)	(492)	(11,494)
Balance as of September 30, 2020	68,258,745	$68	$76,310	$(51,386)	$24,992	$1,840	$26,832

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2020 and 2019

(in thousands)

	For the Years Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(11,493)	$(28,985)
Equity method investee losses	253	6,547
Net loss before equity method investment	(11,240)	(22,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments to consolidate variable interest entities	-	(257)
Stock-based compensation expense	2,073	10,182
Issuance of common stock in connection with convertible notes	-	35
Issuance of common stock related to separation agreement	-	18
Depreciation and amortization	2,366	1,228
Impairment of subscription receivable	-	700
Impairment of intangible assets	-	450
Impairment of property and equipment	-	1,682
Warrants issued in relation to consulting agreements	-	893
Accrued interest	-	431
Amortization of debt discount	1,448	903
Inducement to convert convertible notes	-	973
Loss on extinguishment of rent	-	1,159
Change in fair value of derivative liability	190	(1,011)
Change in fair value of warrant liability	(1,065)	(1,209)
Foreign currency translation adjustment	(15)	36
Other	-	-
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	316	(257)
Prepaid expenses and other current assets	(331)	295
Inventory	(531)	-
Other assets	66	(778)
Accounts payable and accrued expenses	1,695	438
Other liabilities	-	(22)
Net cash used in operating activities	(5,028)	(6,549)

Cash flows from investing activities
Purchase of property and equipment	(471)	(1,375)
Net cash received from acquisitions	81	8,753
Investment in equity method investees	-	(1,383)
Refund of investment in equity method investees	229	333
Funding of joint venture note receivable	(1,266)	-
Cash acquired upon consolidation of Consolidated Ventures of Oregon	202	-
Related party advances received	540	-
Advanced received prior to acquisition	150	-
Investment in affiliates	-	-
Net cash provided in investing activities	(535)	6,328

Cash flows from financing activities
Proceeds from the issuance of common stock	450	35
Proceeds from notes payable and advances	2,436	-
Proceeds from the convertible notes, net of fees paid	-	2,736
Payments for loan fees	(41)	-
Proceeds from mortgages, net of fees paid	2,219	300
Repayments of notes payable	(711)	(272)
Net cash provided by financing activities	4,353	2,799

Net (decrease) increase in cash and cash equivalents	(1,210)	2,578
Cash and cash equivalents at the beginning of the period	3,339	761
Cash and cash equivalents at the end of the period	$2,129	$3,339

Supplemental disclosure of cash flow information:
Cash paid for interest	$465	$216
Cash paid for taxes	$-	$15
Supplemental disclosure of noncash activities:
Common stock issued in connection with notes payable	$-	$2,575
Asset purchase agreement-399 & 451 Wallis St and Applegate	$-	$5,168
Investment in South African Ventures	$-	$6,475
Investment in West Coast Ventures	$-	$2,435
Investment in Yerba Buena	$-	$3,489
Investment in YMY	$-	$1,208
Issuance of common stock for related party acquisitions	$-	$12
Financed Insurance	$547	$292
Investment in affiliate financed with note	$-	$1,000
Issuance of common stock related to separation agreement	$-	$18
Interest paid in the form of common stock	$196	$-
Yerba purchase note payable	$-	$400
YMY purchase note payable	$-	$375
Non-cash fees in connection with mortgage re-finance	$272	$-
Conversion of Note Receivable into equity method investment	$481	$-
Consolidation of CVO	$1,818	$-
Conversion of debt to equity	$291	$-
Acquisition of Seven LV	$12,714	$-
Building acquired from related party with equity, net of lien acquired	$394	$-
Acquisition of NVDRE interest	$386	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

1. Incorporation and Operations and Going Concern

Stem Holdings, Inc. (“Stem” or the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company is a multi-state, vertically integrated, cannabis company that purchases, improves, leases, operates and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, California, Massachusetts and Oklahoma. As of September 30, 2020, Stem had ownership interests in 22 state issued cannabis licenses including nine (9) licenses for cannabis cultivation, three (3) licenses for cannabis production, five (5) licenses for cannabis processing, one (1) license for cannabis wholesale distribution, one (1) license for hemp production and ten (10) cannabis dispensary licenses.

Stem’s partner consumer brands are award-winning and nationally known, and include cultivators, TJ’s Gardens, Travis X James, and Yerba Buena; retail brands, Stem and TJ’s; infused product manufacturers, Cannavore and Supernatural Honey; and a CBD company, Dose-ology. As of September 30, 2020, the Company has acquired nine commercial properties and leased a tenth property, located in Oregon and Nevada, and has entered into leases to related entities for these properties (see Note 18). As of September 30, 2020, the buildout of these properties to support cannabis related operations was either complete or near completion.

The Company has incorporated eight wholly-owned subsidiaries –Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Holdings Agri, Inc., Stem Group Oklahoma, Inc., Opco Holdings, Inc., Foothills and Consolidated Ventures of Oregon, Inc., Stem, through its subsidiaries, is currently in the process of finalizing the investment in and acquisition of entities that engage directly in the production and sale of cannabis, thereby transitioning from a real estate company, with a focus on cannabis industry tenants, to a vertically integrated, multi-state cannabis operating company.

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQX exchange under the symbol “STMH”.

Going Concern

At September 30, 2020, the Company had approximate balances of cash and cash equivalents of $2.1 million, negative working capital of approximately $9.2 million, and an accumulated deficit of $51.4 million.

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

On January 4, 2018, the office of the Attorney General published a memo regarding cannabis enforcement that rescinds directives promulgated under former President Obama that eased federal enforcement. In a January 8, 2018 memo, Jefferson B. Sessions, then Attorney General of the United States, indicated enforcement decisions will be left up to the U.S. Attorney’s in their respective states clearly indicating that the burden is with “federal prosecutors deciding which cases to prosecute by weighing all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of federal prosecution, and the cumulative impact of particular crimes on the community.” Subsequently, in April 2018, President Trump promised to support congressional efforts to protect states that have legalized the cultivation, sale and possession of cannabis; however, a bill has not yet been finalized in order to implement legislation that would, in effect, make clear the federal government cannot interfere with states that have voted to legalize cannabis. Further in December 2018, the US Congress passed legislation, which the President signed on December 20, 2018, removing hemp from being included with Cannabis in Schedule I of the Act.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to several other countries, including the United States. On June 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. The existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations disruptions to our retail operations and our ability to collect rent from the properties which we own, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects throughout our business. If we need to close any of our facilities or a critical number of our employees become too ill to work, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the markets in which we operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

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

Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities. However, if the Company is unable to raise additional capital, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce, eliminating outside consultants, and reducing legal fees to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated during the consolidation process. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. The most significant estimates included in these consolidated financial statements are those associated with the assumptions used to value equity instruments, valuation of its long live assets for impairment testing and the valuation of inventory. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable given the circumstances that exist at the time the financial statements are prepared. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Reclassifications

Certain amounts in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

Principles of Consolidation

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

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur, additional real estate assets held by entities related to those shareholders. The Agreement also gives the Company the right of first refusal in regard to certain properties owned by the persons and entities affiliated with the parties of the Agreement so long as certain targets are met. In the quarter ended June 30, 2019, the Company issued 12,500,000 shares of its common stock (shares are held in escrow) as it is currently attempting to acquire the set of entities that include Consolidated Ventures of Oregon, LLC (“CVO”) and Opco Holdings, LLC (“Opco”) which comprise the entities within the Multi Party Agreement. On September 6, 2020, the Company received the regulatory approval to transfer all the licenses held under both CVO and Opco. Subsequently, the Company has completed the acquisition for the period ended September 30, 2020, as a result, the Company is no longer engaged primarily in property rental operations but has taken over the operations of its primary renters, which is the cultivation, production and sale of cannabis and related productions. Since CVO and Opco are related to the Company, the acquisition, was not accounted for as a business combination at fair value under the codification sections of ASC 805. The assets and liabilities transferred to the Company at their historical cost and the Company has included the operations of Opco for all periods presented and included the operations of CVO for the period of April 1, 2020 through September 30, 2020. The Company has therefore recorded the par value of the shares issued of $12,500 as of September 30, 2020. As of September 30, 2020, the Company has consolidated the entities within the Opco Holdings Group and CVO as the Company has determined that they are now material.

The accompanying consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly owned subsidiaries, Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Holdings Agri, Inc., Stem Group Oklahoma, Inc., Opco Holdings, Inc., Foothills and Consolidated Ventures of Oregon, Inc. In addition, the Company has consolidated YMY Ventures, SAV, LLC; WCV, LLC and NVDRE, Inc. under the variable interest requirements. Opco Holdings, Inc. and CVO and its subsidiaries are included in the consolidated financial statements due to its historical related party relationship. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is primarily maintained in checking accounts. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. As of September 30, 2020, and 2019, the Company had no cash equivalents or short-term investments. The Company has not experienced any losses on deposits of cash and cash equivalents.

Accounts Receivable

Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. As of September 30, 2020, and 2019 the reserve for doubtful accounts was $35 thousand.

Inventory

Inventory is comprised of raw materials, finished goods and work-in-progress such as pre-harvested cannabis plants and by-products to be extracted. The costs of growing cannabis including but not limited to labor, utilities, nutrition, and irrigation, are capitalized into inventory until the time of harvest.

Inventory is stated at the lower of cost or net realizable value, determined using weighted average cost. Cost includes expenditures directly related to manufacturing and distribution of the products. Primary costs include raw materials, packaging, direct labor, overhead, shipping and the depreciation of manufacturing equipment and production facilities determined at normal capacity. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance, and property taxes.

Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. At the end of each reporting period, the Company performs an assessment of inventory obsolescence to measure inventory at the lower of cost or net realizable value. Factors considered in the determination of obsolescence include slow-moving or non-marketable items.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include consulting, advertising, insurance, and service or other contracts requiring up-front payments.

Property and Equipment

Property, equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See “Note 3 – Property, Equipment and Leasehold Improvements”.

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The Company estimates useful lives as follows:

Buildings	20 years
Leasehold improvements	Shorter of term of lease or economic life of improvement
Furniture and equipment	5 years
Signage	5 years
Software and related	5 years

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, which include property and equipment, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. The Company does not test for impairment in the year of acquisition of properties, as long as those properties are acquired from unrelated third parties.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. In cases where estimated future net undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or asset group. Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated and amortized prospectively over the newly determined remaining estimated useful lives.

During the year ended September 30, 2020, the Company determined that no impairment was required. An impairment expense of $1.7 million was recorded in the year ended September 30, 2019.

Capitalization of Project Costs

The Company’s policy is to capitalize all costs that are directly identifiable with a specific property, would be capitalized if the Company had already acquired the property, and when the property, or an option to acquire the property, is being actively sought after, and either funds are available or will likely become available to exercise their option. All amounts shown capitalized prior to acquisition of a property are included under the caption of Project Costs within the “Deposits and other assets” line item in the consolidated balance sheet.

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

During the year ended September 30, 2020, the Company recognized its share of investee losses of approximately $0.25 million. The losses related to its investment in the year ended September 30, 2020 in East Coast Packers LLC (“ECP”) was approximately $0.24 million and Tilstar Medical, LLC (“TIL”) of approximately $0.01 million. During the year ended September 30, 2019, the Company recognized its share of investee losses of approximately $6.5 million. The losses related to its investment in Stempro International, Inc. (acquired in the acquisition of South African Ventures, LLC (“SAV”) of approximately $5.775 million, ECP of $0.03 million, SOK Management, LLC of approximately $0.5 million and TIL of approximately $0.25 million.

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

During the years ended September 30, 2020 and 2019, the Company determined that there were not any impairments related to intangible assets.

Business Combinations

The Company applies the provisions of ASC 805 in the accounting for acquisitions. ASC 805 requires the Company to recognize separately from goodwill the assets acquired, and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately apply preliminary value to assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments in the current period, rather than a revision to a prior period. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although the Company believes the assumptions and estimates made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

Contingent Consideration

The Company accounts for “contingent consideration” according to FASB ASC 805, “Business Combinations” (“FASB ASC 805”). Contingent consideration typically represents the acquirer’s obligation to transfer additional assets or equity interests to the former owners of the acquiree if specified future events occur or conditions are met. FASB ASC 805 requires that contingent consideration be recognized at the acquisition-date fair value as part of the consideration transferred in the transaction. FASB ASC 805 uses the fair value definition in Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As defined in FASB ASC 805, contingent consideration is (i) an obligation of the acquirer to transfer additional assets or equity interests to the former owners of an acquiree as part of the exchange for control of the acquiree, if specified future events occur or conditions are met or (ii) the right of the acquirer to the return of previously transferred consideration if specified conditions are met.

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the warrants issued by the Company has been estimated using Monte Carlo simulation model.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. As of September 30, 2020, and 2019, such net operating losses were offset entirely by a valuation allowance.

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

Revenue Recognition

Cannabis Dispensary, Cultivation and Production

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

The following policies reflect specific criteria for the various revenue streams of the Company:

Revenue is recognized upon transfer of retail merchandise to the customer upon sale transaction, at which time its performance obligation is complete. Revenue is recognized upon delivery of product to the wholesale customer, at which time the Company’s performance obligation is complete. Terms are generally between cash of delivery to 30 days for the Company’s wholesale customers.

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

The Company makes estimates of the collectability of its tenant receivables related to base rents, straight-line rent, and other revenues. In the current fiscal year, the Company began significant rental operations. The Company considers such things as historical bad debts, tenant creditworthiness, current economic trends, facility operating performance, lease structure, developments relevant to a tenant’s business, and changes in tenants’ payment patterns in its analysis of accounts receivable and its evaluation of the adequacy of the allowance for doubtful accounts. Specifically, for straight-line rent receivables, the Company’s assessment includes an estimation of a tenant’s ability to fulfill its rental obligations over the remaining lease term.

Disaggregation of Revenue

In the year ended September 30, 2019, the Company’s revenue was primarily rental of land, buildings, and improvements in nature, and governed primarily under ASC 840. In the year ended September 30, 2020, a substantial portion of the Company’s rental revenue is eliminated upon consolidation. Revenue reported is primarily from the sale of cannabis and related products accounted for under ASC 606.

The following table illustrates our revenue by type related to the years ended September 30, 2020 and 2019:

	2020	2019
Revenue
Wholesale	$3,832	$1,170
Retail	12,389	1,494
Rental	35	83
Other	115	41
Total revenue	16,371	2,788
Discounts and returns	(2,397)	(337)
Net Revenue	$13,974	$2,451

Geographical Concentrations

As of September 30, 2020, the Company is primarily engaged in the production and sale of cannabis, which is only legal for recreational use in 15 states and DC, with lesser legalization, such as for medical use in an additional 20 states and DC, as of the time of these consolidated financial statements. In addition, the United States Congress has passed legislation, specifically the Agriculture Improvement Act of 2018 (also known as the “Farm Bill”) that has removed production and consumption of hemp and associated products from Schedule 1 of the Controlled Substances Act.

Cost of Goods Sold

Cost of sales represents costs directly related to manufacturing and distribution of the Company’s products. Primary costs include raw materials, packaging, direct labor, overhead, shipping and handling and the depreciation of manufacturing equipment and production facilities. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance, and property taxes. The Company recognizes the cost of sales as the associated revenues are recognized.

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

Level 2 — Other inputs that are observable, directly, or indirectly, such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of September 30, 2020 and 2019 are as follows:

Net loss per share
	September 30,
	2020	2019
Convertible notes	5,763,210	1,429,050
Options to purchase common stock	5,572,916	1,105,416
Restricted stock awards	2,471,317	2,248,811
Warrants to purchase common stock	5,053,078	2,241,920
	18,860,521	7,025,197

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $66,457 and $61,161 for the year ended September 30, 2020 and 2019, respectively.

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

Segment reporting

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, including industry-specific revenue guidance. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method and was be effective for the Company on October 1, 2019. The Company adopted the updated standard using the modified retrospective approach. The financial information included in the Company’s 2020 Form 10-K was updated for the October 1, 2019 adoption date; this new guidance was reflected for the first time in the Company’s 2020 Form 10-K but effective as of October 1, 2019 in that filing. The guidance allows for the use of one of two retrospective application methods: the full retrospective method or the modified retrospective method. The Company adopted the standard in fiscal year 2020 using the modified retrospective method. The adoption of the standard did not have a material impact on the recognition of revenue.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for the Company on October 1, 2020; however, early adoption of the ASU is permitted. The Company is still finalizing its analysis but expects to recognize additional operating liabilities of approximately $2.1 million, with corresponding ROU assets of approximately the same amount as of October 1, 2020 based on the present value of the remaining lease payments.

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

3. Property, Plant & Equipment

Property and equipment consist of the following (in thousands):

	September 30,	September 30,
	2020	2019

Land	$1,451	$1,451
Automobiles	61	61
Signage	19	19
Furniture and equipment	2,485	2,125
Leasehold improvements	3,455	3,197
Buildings and property improvements	12,981	9,719
Computer software	59	59
	20,511	16,631
Accumulated depreciation	(4,157)	(1,925)
Property and equipment, net	$16,354	$14,706

Purchase of Building with Common Stock

On July 10, 2019, the Company entered into an asset purchase agreement with an Oregon limited liability company which owns title to Real property (buildings and improvements) located at 399 and 451 Wallis Street, Eugene, Oregon for a total purchase price tendered in kind for approximately 6,322,058 shares of the Company’s common stock, which included the grant of 457,191 shares as the Company determined certain milestones were met within the Mutli-Party Agreement. The building and improvement acquired was recorded at its carrying value of approximately $2.99 million as the seller was a related party. The Company has expensed the value of the shares issued as part of the Multi-Party Agreement which were valued at approximately $1 million in the year ended September 30, 2019 and is included in the impairment of property and equipment on the statement of operations.

Purchase of Land with Common Stock

On July 10, 2019, the Company entered into an asset purchase agreement with an Oregon limited liability company which owns title to Real property (land) located at 12590 Highway 238, Jacksonville, Oregon 97503 for a total purchase price tendered in kind for 1,233,665 shares of the Company’s common stock. The land acquired was recorded at its carrying value of approximately $1.2 million as the seller was a related party.

Depreciation expense was approximately $1.65 million and $1.2 million for the years ended September 30, 2020 and 2019, respectively. Depreciation expense is included in general and administrative expense. In the year ended September 30, 2019 there was an impairment recorded of approximately $0.7 million recorded in the statement of operations under the line-item impairment of property and equipment.

Purchase of Building with Common Stock

On November 1, 2019, the Company received 100.0% interest in Empire Holdings, LLC (“EH”), a related party. The entity has only one asset, a building. The Company treated the acquisition of EH as the purchase of the underlying building. EH leases its facilities to Kind Care, LLC. The Company purchased the property for $500,000 less the lien amount of $105,732 paid in kind and issued 394,270 shares of its common stock in satisfaction of the purchase price.

4. Inventory

Inventory consists of the following (in thousands):

	September 30,	September 30,
	2020	2019

Raw materials	$222	$169
Work-in-progress	484	42
Finished goods	1,089	400
Total Inventory	$1,795	$611

The Company’s inventory is related to eleven subsidiaries which are 100% owned by the Company and one subsidiary that is 50% owned by the Company. Raw materials and work-in-progress include the costs incurred for cultivation materials and live plants. Finished goods consists of cannabis products sent to retail locations or ready to be sold. No inventory reserve was recorded for the years ended September 30, 2020 and 2019 due to management’s assessment of the inventory on hand.

5. Equity method investments

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

Tilstar Medical, LLC

In April 2019, the Company entered into an agreement to acquire 48% of the membership interest of Tilstar Medical, LLC (“TIL”). TIL is a startup operation located in Laurel, Maryland and owns a project management company which assists in procuring licenses for the production and sale of cannabis. The purchase price for the 48% interest was $550,000 to capitalize TIL which under the operating agreement occurs upon the execution of the agreement. As of September 30, 2019, the Company had funded the $550,000 and accounted for its investment using the equity method of accounting. The Company was not made aware at time of its investment in the type and magnitude of expenses that would be funded with its investment capital and is currently in the process of renegotiating the terms of the operating agreement. During the year ended September 30, 2019, Tilstar Medical along with its partner, Stem Holdings, Inc, received a letter from the Maryland Medical Cannabis commission with notification that we received stage one pre-approval for a processor license. The Companies application ranked amongst the top nine highest scoring applications for a medical cannabis processor license. Final awards will be issued during calendar year 2020. As of September 30, 2020, and 2019, the difference between the investment and the percentage of net assets attributable to the Company’s investment was approximately $0.27 and $0.28 million, respectively. During the years ended September 30, 2020 and 2019, the Company recorded its share of investee losses and a loss on investment of approximately $14,000 and $279,000, respectively.

Community Growth Partners, Inc

On January 6, 2020, the Company issued a convertible promissory note to Community Growth Partners Holdings, Inc., (“CGS”) which will act as a line of credit. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding principal together with interest on the unpaid principal balance upon the date that is twelve months after the effective date and shall be payable as follows: (a)The Company agrees to make several loans to CGS from time to time upon request of CGS in amounts not to exceed the principal sum of $2,000,000, (b) Payment of principal and interest shall be immediately available funds, (c) This note may be prepaid in whole or in part at any time without premium or penalty. Any partial prepayment shall be applied against the principal amount outstanding, (d) The unpaid principal amount outstanding under this note shall bear interest commencing upon the first advance at the rate of 10% per annum through the maturity date, calculated on the basis of a 365-day, until the entire indebtedness is fully paid, (e) Upon the closing of a $2,000,000 financing by the Company, all of the principal and interest shall automatically convert into equity shares of CGS at the price obtained by the qualified financing. A portion of the note has been converted into 7.0 % equity leaving a balance outstanding under the note as of September 30, 2020 of approximately $355,000.

6. Note Receivable

On January 4, 2020, the Company issued a $355,000 promissory note to Community Growth Partners Holdings, Inc., (“CGS”). CGS is a cannabis license holder in Massachusetts. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding balance together with interest the date that is six months after the opening of the Great Barrington Dispensary which has opened October 2020.

7. Consolidated Asset Acquisitions

YMY Ventures LLC

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY Ventures LLC (“YMY”). YMY is a startup operation located near Las Vegas, Nevada and owns licenses for the production and sale of cannabis. The purchase price for the 50% interest was $750,000, with the first $375,000 paid into escrow upon signing, with the final $375,000 due upon closing, which under the agreement occurs when the license is transferred by the Nevada Department of Taxation and receipt of approval in transfer of ownership by the Division of Public and Behavioral Health of the City of North Las Vegas. As of June 30, 2019, the Company had funded the $375,000 into escrow and had provided the joint venture with additional funds primarily in the form of payments for work performed to acquire four licenses from the Nevada Department of Taxation in the amount of approximately $690,238. As of February 28, 2019, the Nevada Department of Taxation approved the change of ownership for four medical and recreational cultivation and production licenses held by YMY Ventures now owned by Stem Holdings, Inc. Pursuant to the agreement, the escrowed amount of $375,000 was released and an additional payment of $67,500 was issued in August 2019. The balance of $307,500 is being held and negotiated with the partners due to the additional funds over and above the original obligation to provide tenant improvements of $650,000. A $0.7 million non-controlling interest in connection with this asset acquisition is included in investment in affiliates.

During the year ended September 30, 2019, the Company acquired an option for the acquisition of fifty percent (50%) membership interests of affiliated companies’ membership interest position in YMY and as consideration for the grant of the option, the Company issued four hundred and fifty thousand (450,000) dollars of its common stock at fair value of $2.40 per share. During the year ended September 30, 2019 the Company recorded an impairment related to this option in the amount of $450,000.

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

In May 2020, the Company acquired an additional 12.5% interest in NVD by issuing 386,035 common shares at par value of $0.001.

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

Western Coast Ventures, Inc.

On March 29, 2019, the Company entered into a definitive agreement to acquire Western Coast Ventures, Inc. (“WCV”). At the time of acquisition, WCV was a shell with cash of $2,000,000 and a 51% ownership with ILCA Holdings, Inc. (“ILCA”). At the time of acquisition of WCV, ILCA was also a shell with no operations, which has been issued a limited Conditional Use Permit for a Marijuana Production Facility (a “MPF”) by the City of San Diego, California, which will only be granting a total of 40 MPFs. As consideration for the acquisition, the Company issued 2,500,000 shares of its common stock, with a fair value of approximately $4.4 million or $1.47 per share, the Company’s closing stock price on March 29, 2019. The Company recorded $2.0 million of cash acquired and a $2.4 million investment in ILCA. The Company has recorded $3.8 million intangible assets (cannabis licenses) in connection with the acquisition of WCV and a $1.35 million non-controlling interest in connection with this acquisition. Included in Intangible assets, as of September 30, 2020, and 2019, the Company reported $1.35 million related to this acquisition.

8. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows (in thousands):

	As of September 30, 2019
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non- Controlling Ownership %
NVD RE Corp.	$1,042	$(53)	$989	62.5%
Western Coast Ventures, Inc.	1,352	(64)	1,288	49.0%
YMY Ventures, Inc.	721	(274)	447	50.0%
	$3,115	$(391)	$2,724

	As of September 30, 2020
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non- Controlling Ownership %
NVD RE Corp. (1)	$597	$(48)	$549	50.0%
Western Coast Ventures, Inc.	$1,288	(240)	1,048	49.0%
YMY Ventures, Inc.	$447	(204)	243	50.0%
	$2,332	$(492)	$1,840

(1) Reflects acquisition of additional 12.5% interest (see Note 7)

9. Business Combination

Yerba Buena, Oregon LLC

On June 24, 2019, the Company completed the Asset Purchase Agreement (the “APA”) with Yerba Buena, Oregon LLC (“Yerba Buena”) and Preston Clarence Greene, Glenn R. McClish, Michael McClish, and Larry Heitman (collectively, the “Seller’s Members”) to purchase certain assets and assume certain liabilities of Yerba Buena (“the Net Assets”). Yerba Buena operates a wholesale cannabis production and sales operation in the state of Oregon.

Purchase Price Allocation

The Company allocated the purchase consideration to the fair value of the assets acquired and liabilities assumed as summarized in the table below (in thousands):

Intangible assets	$1,775
Goodwill	1,070
Accounts receivable	170
Inventory	372
Prepaid expenses and other current assets	25
Property and equipment	827
Accounts payable and accrued expenses	-
Purchase price	$4,239

Upfront Consideration

The upfront purchase price is paid as follows:

●	Cash of $350,000;
●	A promissory note in the principal amount of $400,000;
●	Shares of Stem whereby the number of shares issued is equal to $1,580,581 divided by the lesser of: (a) 85% of the average closing price of Stem’s shares for the 30 trading days before the Closing Date; and (b) $2.40. Stem issued 1,019,370 shares of its common stock to settle this purchase price consideration.
●	Shares of Stem whereby the number of shares issued is equal to $2,282,431 divided by the average closing price of Stem’s shares for the 30 trading days before June 30, 2019. On June 30, 2019, Stem issued 1,472,536 shares to settle the “June 30, 2019” purchase price consideration.

Contingent Consideration

Contingent consideration in the form of additional shares are issuable if the actual earnings before income taxes, depreciation, and amortization (“EBITDA”) for calendar year 2018 and 2019 exceeds $1,930,581 and $2,682,431, respectively.

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

Notes Payable – The note payable was issued on April 8, 2019 and is due on April 8, 2021. The note payable has a coupon interest rate of 8%. The Company determined that the principal balance approximates fair value on the acquisition date. The note payable requires twelve monthly interest only payments, followed by eleven monthly payments of $17,000 and a final payment for the entire unpaid principal balance together with accrued interest due on April 8, 2021. From April 8, 2019 to September 30, 2019, the Company has not made any principal payments and interest payments. For the year ended September 30, 2020, the Company made approximately $42,000 in principal payments and $7,800 in interest payments.

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

Seven Leaf Ventures Corp. (“7LV”)

In March 2020, the Company acquired 100% of the voting interest in Seven Leaf Ventures Corp. (“7LV”), a private Alberta corporation, and its subsidiaries, pursuant to the terms of a share purchase agreement dated March 6, 2020. 7LV owns Foothills Health and Wellness, a medical dispensary, in the greater Sacramento, California area. In connection with the acquisition, the Company issued 12,085,770 shares of common stock to former shareholders of 7LV (“7LV Shares”). The Company also issued a replacement 10% unsecured convertible debentures in the aggregate principal amount of C$3,410 ($2,540 USD) (the “Replacement Debentures”), convertible into shares at a conversion price of C$1.67 per share at any time prior to May 3, 2021, to former holders of unsecured convertible debentures of 7LV. As part of the Acquisition, the Company assumed the obligations of 7LV with respect to the common share purchase warrants of 7LV outstanding on the closing of the acquisition, subject to appropriate adjustments to reflect the exchange ratio. Accordingly, the Company has assumed 1,022,915 common share purchase warrants (the “Warrants”), exercisable into shares at an exercise price of C$2.08 per share at any time prior to May 3, 2021, 299,975 Warrants, exercisable into shares at an exercise price of C$4.17 per share at any time prior to December 31, 2020 and 999,923 Warrants, exercisable into shares at an exercise price of C$0.50 at any time prior to October 10, 2020. Following the completion of the acquisition, 7LV is now a wholly owned subsidiary of the Company. Certain shareholders of 7LV, who collectively held approximately 74.5% of the 7LV Shares outstanding at the closing of the acquisition, have agreed to a contractual lock-up pursuant to which such shareholders will not transfer 25% of the Company’s shares received as part of the acquisition until approximately 90 days following the acquisition by 7LV of the Sacramento California Dispensary.

The table below shows the warrant liability and embedded derivative liability recorded in connection with the 7LV convertible notes and the subsequent fair value measurement during the year ended September 30, 2020 in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2019	$-	$-
Issuance	772	244
Change in fair value	(712)	(190)
Balance as of September 30, 2020	$60	$54

The following unaudited proforma condensed consolidated results of operations have been prepared as if the acquisition of 7LV had occurred on October 1, 2018.

	Year ended September 30, 2020 (Unaudited)	Year ended September 30, 2019 (Unaudited)

Revenue	$16,337	$8,078
Net loss	$(11,396)	$(28,637)

The unaudited proforma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of October 1, 2018 nor are they necessarily indicative of the results that may occur in the future. Included in the consolidated statement of operations for the year ended September 30, 2020 is $3,921 of revenue and $137 of net income attributable to 7LV.

Purchase Price Allocation

As of March 6, 2020, the Company allocated the purchase consideration to the fair value of the assets acquired and liabilities assumed as summarized in the table below (in thousands):

Consideration Paid (in thousands)
Estimated fair value of common stock issued	$9,552
Estimated fair value of warrants issued	772
Estimated fair value of debt issued	2,540
Estimated fair value of embedded and bifurcated derivatives	244
Forgiveness of working capital advance	(150)
Total consideration paid	$12,958

Assets acquired: (in thousands)
Cash and cash equivalents	$81
Fixed assets	54
Inventory	133
Goodwill	6,151
Intangible assets	7,684
Total assets acquired	$14,103

Liabilities assumed: (in thousands)
Accrued expenses and other current liabilities	1,145
Total liabilities assumed	$1,145

Net assets acquired (in thousands)	$12,958

Pursuant to the Asset Purchase Agreement (“APA”) between 7LV USA Corporation and the Company, upon the one year anniversary date of the closing the Company shall pay 7LV USA Corporation additional consideration of $1,220,000 less certain adjustments related to revenue targets per the APA less Consultant Compensation paid to the prior owners of 7LV USA Corporation. The goodwill of $6,151 will not be deductible for income tax purposes.

10. Intangible Assets, net

Intangible assets as of September 30, 2020 and 2019 (in thousands):

	Estimated Useful Life	Cannabis Licenses	Tradename	Customer Relationship	Non-compete	Accumulated Amortization	Net Carrying Amount
Balance as September 30, 2019		$5,814	$147	$135	$220	$-	$6,316
YMY Ventures (1)	15	-	-	-	-	(51)	(51)
Western Coast Ventures, Inc. (1)	15	-	-	-	-	(162)	(162)
Yerba Buena	3-15 years	-	-	-	-	(214)	(214)
Foothill (7LV)	15	6,865	311	508	-	(304)	7,380
Other	5	-	-	-	-	-	-
Balance as September 30, 2020		$12,679	$458	$643	$220	$(731)	$13,269

(1) These represent provisional licenses that the Company acquired during the fiscal years ended September 30, 2019 and 2018.

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes. No amortization was recorded for the year ended September 30, 2019, as it was deemed immaterial.

The following table is a runoff of expected amortization in the following 5 year period as of September 30:

2021	$987
2022	987
2023	955
2024	925
2025	925
Thereafter	8,490
$13,269

11. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2020	September 30, 2019
Accounts payable	$1,784	$707
Accrued credit cards	41	31
Accrued interest	134	106
Accrued payroll	616	-
Other	408	238
Total Accounts Payable and Accrued Expenses	$2,983	$1,082

12. Notes Payable and Advances

The following table summarizes the Company’s short-term notes and advances, acquisition note payable, due to related party loans, and long-term debt, mortgages as of September 30, 2020 and 2019:

	September 30,
	2020	2019
Equipment financing	$27	$33
Insurance financing	177	160
Mortgages payable	923	2,191
Promissory notes, net of discounts	2,298	1,000
Due to related party	200
	$3,625	$3,384
Acquisition notes payable	665	708
Total notes payable and advances	$4,290	$4,092

Long-term mortgages	$3,685	$-

Equipment financing

Effective May 29, 2018, the Company entered into a 24-month premium finance agreement in consideration for a MT85 wide track loader in the principal amount of $27,844. The note bears no annual interest rate and requires the Company to make 24 monthly payments of $1,160 over the term of the note. As of September 30, 2020, and 2019, the obligation outstanding is$0 and $9,281, respectively.

In Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of September 30, 2020, and 2019, the obligation outstanding is $3,097 and $8,407, respectively. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

November 2017, the Company entered into a promissory note in the amount of $21,749 from a vendor of the Company to finance the acquisition of a security electronics system in one of its properties. The promissory note bears an interest rate of 18% per annum and contains a 10% servicing fee. The note matures 24 months after issuance and is secured by certain security electronics purchased with proceeds of the note. This vendor is currently in a restructuring and is likely to go out of business. As of September 30, 2019, the Company has been notified that the vendor holding the note is in bankruptcy and during the year ended September 30, 2019 and 2020, the Company withheld payment under the note. The obligation remains outstanding at $14,950 as of September 30, 2020 and 2019.

Pursuant to the Company’s acquisition of Yerba Buena the Company assumed a note payable obligation dated July 2017 related to a tractor which had a 60-month premium finance agreement. The principal amount was $28,905. The note bears no annual interest rate and requires the Company to make sixty monthly payments of $482 over the term of the note. As of September 30, 2020, and 2019, the obligation outstanding is $9,611 and $15,392, respectively. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

Insurance financing

Effective July 31, 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $63,101. The note bears an annual interest rate of 7.63% and requires the Company to make ten monthly payments of $4,582 over the term of the note. As of September 30, 2019, the obligation outstanding is $36,658. As of September 30, 2020, the obligation has been paid in full.

Effective July 31, 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $78,900. The note bears an annual interest rate of 7.25% and requires the Company to make ten monthly payments of $5,756 over the term of the note. As of September 30, 2019, the obligation outstanding is $46,047. As of September 30, 2020, the obligation has been paid in full.

Effective March 8, 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $5,975. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $513 over the term of the note. As of September 30, 2019, the obligation outstanding is $2,540. As of September 30, 2020, the obligation has been paid in full.

In February 2019, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $259,916. The note bears an annual interest rate of 5.75% and requires the Company to make ten monthly payments of $22,205 over the term of the note. As of September 30, 2019, the obligation outstanding is $66,615. As of September 30, 2020, the obligation has been paid in full.

Effective May 24, 2019, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $11,440. The note bears an annual interest rate of 8.7% and requires the Company to make 9 monthly payments of $1,322 over the term of the note. As of September 30, 2019, the obligation outstanding is $6,611. As of September 30, 2020, the obligation has been paid in full.

Effective July 31, 2018, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $54,702. The note bears an annual interest rate of 7.99% and requires the Company to make nine monthly payments of $4,435 over the term of the note. As of September 30, 2019, the obligation outstanding is $1,539. As of September 30, 2020, the obligation has been paid in full.

Effective December 5, 2019, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $9,490. The note bears an annual interest rate of 8.7% and requires the Company to make 9 monthly payments of $685 over the term of the note. As of June 30, 2020, the obligation outstanding is $1,369. As of September 30, 2020, the obligation has been paid in full.

Effective February 7, 2020, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $300,150. The note bears an annual interest rate of 7.46%. The Company paid $60,255 as a down payment on February 7, 2020, the note requires the Company to make 9 monthly payments of $22,718 over the remaining term of the note. As of September 30, 2020, the obligation outstanding is $90,871.

Effective July 31, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $53,325. The note bears an annual interest rate of 7.5%. The Company paid $15,602 as a down payment on July 31, 2020, the note requires the Company to make 10 monthly payments of $3,772 over the remaining term of the note. As of September 30, 2020, the obligation outstanding is $30,178.

Effective July 31, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $78,056. The note bears an annual interest rate of 7.5%. The Company paid $22,984 as a down payment on July 31, 2020, the note requires the Company to make 10 monthly payments of $5,507 over the remaining term of the note. As of September 30, 2020, the obligation outstanding is $44,057.

Effective May 24, 2020, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $16,777. The note bears an annual interest rate of 8.7%. The Company paid $3,485 as a down payment on May 24, 2020, the note requires the Company to make 9 monthly payments of $1,339 over the remaining term of the note. As of September 30, 2020, the obligation outstanding is $6,662.

Effective July 16, 2020, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $10,629. The note bears an annual interest rate of 11%. The Company paid $4,009 as a down payment on July 16, 2020, the note requires the Company to make 9 monthly payments of $736 over the remaining term of the note. As of September 30, 2020, the obligation outstanding is $5,149.

Effective September 30, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $2,611. The note bears an annual interest rate of 7.0%. The Company paid $1,043 as a down payment on September 30, 2020, the note requires the Company to make 10 monthly payments of $156.79 over the remaining term of the note. As of September 30, 2020, the obligation outstanding is $1,568.

Short-Term Mortgages payable

On January 16, 2018, the Company consummated a “Contract for Sale” for a Farm Property in Mulino Oregon (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. No amount was recorded for the premium for the below market rate feature of the note as it was immaterial. The note is secured by a deed of trust on the property. The Company performed an analysis and determined that the rate obtained was below market, however, no premium was recorded as the Company determined it was immaterial. As of September 30, 2020, and 2019, the balance due is $922,500 and $1,027,500, respectively.

On February 28, 2018, the Company executed a $550,000 mortgage payable on the Willamette property to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began March 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on March 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $28,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2019, $550,000 was outstanding under this mortgage. In March 2020, the note was paid in full in conjunction with a refinance agreement. The terms of the refinance are described below under long-term debt mortgages.

On April 4, 2018, the Company executed a $314,000 mortgage payable on the Powell property to acquire additional funds. At closing $75,000 of the proceeds was put into escrow. The mortgage bears interest at 15% per annum. Monthly interest only payments began May 1, 2018 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2020, the maturity date of the mortgage, and is secured by the underlying property. The Company plaid costs of approximately $19,000 to close on the mortgage. The mortgage terms do not allow participations by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2019, $314,000 was outstanding under this mortgage. In January 2020, the note was paid in full in conjunction with a refinance agreement. The terms of the refinance are described below under long-term debt mortgages.

Promissory note

As disclosed in Note 5, in July 2018 the Company entered into a promissory note in the principal amount of $1.0 million payable to ECP as part of its investment in the LLC. The promissory is payable in five installments commencing upon the effective date (the date of grant of license to engage in cannabis operations issuable by the government of the State of Florida), over the course of 1 year, with an interest rate of 1% per annum for the first six months, then increasing to 5.5% per annum for the remainder of the note period through maturity. In the event the LLC is denied the licenses necessary to operate, the note is cancelled in full. In the period ended June 30, 2020, the Company and ECP agreed to unwind the transaction. The Company returned its membership interest, the $1 million promissory note was cancelled and the remaining equity method investment of approximately. $236,000 was written off to loss from equity method investees on the statement of operations and ECP returned $232,000 of cash to the Company.

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The notes mature in July 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory notes, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per share. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. In May 2020, the Company made a principal payment of $20,000. As of September 30, 2020, the obligation outstanding is $480,000 and $420,403 net of debt discount.

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The note matures in October 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory note, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020 As of September 30, 2020, the obligation outstanding is $500,000 and $440,403 net of debt discount.

In July 2020, the Company issued a promissory note with a principal balance of $500,000 to Driven Deliveries, Inc. The note matures in January 2022 and has interest rate of 6%. As of September 30, 2020, the obligation outstanding is $500,000.

The below Promissory Notes evidencing the PPP Loans are entered into subject to guidelines applicable to the program and contains customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the Promissory Notes. The occurrence of an event of default may result in, among other things, the Company becoming obligated to repay all amounts outstanding. We continue to evaluate and may still apply for additional programs under the CARES Act, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business. The Company plans to use the PPP funds received in a manner to obtain debt forgiveness. The Company will use the funds for payroll, rent, and utilities.

In July 2020, the Company’s wholly owned subsidiary in Oregon received loan proceeds of $220,564 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated July 09, 2020, between the Company and Cross River Bank as the lender, matures on July 09, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2020, the obligation outstanding is $220,564.

The Company received loan proceeds of $266,820 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated May 01, 2020, between the Company and Transportation Alliance Bank as the lender, matures on May 01, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2020, the obligation outstanding is $266,820.

The Company’s related entity received loan proceeds of $245,400 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated June 03, 2020, between the Company and Coastal States Bank as the lender, matures on June 03, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2020, the obligation outstanding is $245,400.

The Company’s subsidiary received loan proceeds of $62,500 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated June 25, 2020, between the Company and First Home Bank as the lender, matures on June 25, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2020, the obligation outstanding is $62,500.

The Company’s subsidiary received loan proceeds of $140,407 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated July 15, 2020, between the Company and Cross River Bank as the lender, matures on December 30, 2020 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2020, the obligation outstanding is $140,407.

Due to related parties

During November 2017, one of the Company’s controlled subsidiaries entered into a Promissory Note with a face value of $80,000 with a corporate entity that has shareholders, officers and directors in common with the Company. The Note bears interest at a rate of 6% per annuum and was due one year from the date of issue. The note currently in default is due on demand. As of September 30, 2020, the obligation outstanding is $80,000.

As of September 30, 2020, the Company had related party loans payable to two of its entities totaling $93,558 and $26,769 payable to the Company’s officer. As of September 30, 2019, there were no amounts due to related parties.

Acquisition notes payable

As disclosed in Note 8, in April 2019, the Company entered into a promissory note with a principal balance of $400,000 related to its acquisition of Yerba Buena, Oregon LLC. The note was issued on April 8, 2019 and is due on April 8, 2021. The note has a coupon interest rate of 8%. As of September 30, 2019, the Company has not made any principal and interest payments. The note required 12 monthly payments of $2,667, then an additional 12 monthly payments of $16,667 and then a final balloon payment of the remaining principal and accrued interest. As of September 30, 2020, the Company has made payments of $42,281 leaving a balance of $357,719 in Short-term liabilities. The note holder has called the note in default, however, has not as of the date of these financial statements, required performance of any of the default remediation as required under the note.

As disclosed in Note 6, in September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY. The purchase price for the 50% interest was approximately $0.8 million. In connection with this agreement, as of September 30, 2019, the Company has paid approximately $0.5 million and recorded a note payable of $0.3 million. As of September 30, 2020, the Company has not made any payments related to this note.

Long-term debt, mortgages

In January 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began February 1, 2020, and continue each month thereafter until paid. The entire unpaid balance is due on January 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2020, the obligation outstanding is $400,000.

In March 2020, the Company executed a $1,585,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began April 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2023, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $120,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2020, the obligation outstanding is $1,585,000.

In March 2020, the Company executed a $400,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began May 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2022, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $38,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2020, the obligation outstanding is $400,000.

In March 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began April 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on March 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2020, the obligation outstanding is $700,000.

In July 2020, the Company executed a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 14% per annum. Monthly interest only payments began August 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on July 31, 2023, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2020, the obligation outstanding is $200,000.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. As of September 30, 2019, the balance due totals $300,000. In August 2020, the Company refinanced this obligation and paid the $300,000 balance. The refinanced mortgage term is 36 months and includes and interest rate of 14% and monthly interest only payments of $4,666,67. As of September 30, 2020, the balance due totals $400,000.

The following is a table of the 5 year runoff of our long-term debt as of September 30:

2021	$-
2022	1,500
2023	2,185
2024	-
2025	-
Thereafter	-
$3,685

13. Convertible debt

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

In connection with the issuance of the convertible promissory notes, the Company issued the Note Holders common stock purchase warrants with a three-year term from the issuance date, providing the Note Holders the right to purchase 97,500 shares of the Company’s common stock at $2.50 per share, with standard anti-dilution protection. After allocating issuance proceeds to the warrant liability, the effective conversion price of the convertible promissory notes was below the quoted market price of the Company’s common stock. As such, the Company recognized beneficial conversion feature equal to the intrinsic value of the conversion feature on the issuance date, resulting in an additional discount to the initial carrying value of the convertible promissory notes of approximately $0.5 million with a corresponding credit to additional paid-in capital. As of September 30, 2020, the balance of the warrant liability for these debentures is $66,700.

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

Other Notes

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

Each CD Special Warrant will be exchanged (with no further action on the part of the holder thereof and for no further consideration) for one convertible debenture unit of the Company (a “Convertible Debenture Unit”), on the earlier of: (i) the third business day after the date on which both (A) a receipt (the “Receipt”) for a (final) document (the “Qualification Document”) qualifying the distribution of the Convertible Debentures (as defined below) and Warrants (as defined below) issuable upon exercise of the CD Special Warrants has been issued by the applicable securities regulatory authorities in the Canadian jurisdictions in which purchasers of the CD Special Warrants are resident (the “Canadian Jurisdictions”), and (B) a registration statement (the “Registration Statement”) registering the resale of the common shares underlying the Convertible Debentures and Warrants has been declared effective by the U.S. Securities and Exchange Commission (the “Registration”); and (ii) the date that is six months following the closing of the Offering. The Company has also provided certain registration rights to purchasers of the CD Special Warrants. The CD Special Warrants were exchanged for Convertible Debenture Units after six months as U.S. and Canadian registrations were not effective at that time.

Each Convertible Debenture Unit is comprised of CDN $1,000 principal amount 8.0% senior unsecured convertible debenture (each, a “Convertible Debenture”) of the Company and 167 common share purchase warrants of the Company (each, a “Warrant”). Each Warrant entitles the holder to purchase one common share of the Company (each, a “Warrant Share”) at an exercise price of CDN $3.90 per Warrant Share for a period of 24 months following the closing of the Offering (see Note 15).

The Company has agreed to use its best efforts to obtain the Receipt and Registration within six months following the closing of the Offering. If the Receipt and Registration have not been obtained on or before 5:00 p.m. (PST) on the date that is 120 days following the closing of the Offering, each unexercised CD Special Warrant will thereafter entitle the holder thereof to receive, upon the exercise thereof and at no additional cost, 1.05 Convertible Debenture Units per CD Special Warrant (instead of 1.0 Convertible Debenture Unit per CD Special Warrant). Until the Receipt and Registration have been obtained, securities issued in connection with the Offering (including any underlying securities issued upon conversion or exercise thereof) will be subject to a 6-month hold period from the date of issue. Since the CD Special Warrants were exchanged for Convertible Debenture Units after 6 months as U.S. and Canadian registrations were not effective at that time, the holders received 1.05 Convertible Debenture Units per CD Special Warrant.

The brokered portion of the Offering (CDN $2.5 million, $1.9 million USD) was completed by a syndicate of agents (collectively, the “Agents”). The Company paid the Agents a cash commission equal to 7.0% of the gross proceeds raised in the brokered portion of the Offering. As additional consideration, the Company issued the Agents such number of non-transferable broker convertible debenture special warrants (the “Broker CD Special Warrants”) as is equal to 7.0% of the number of CD Special Warrants sold under the brokered portion of the Offering. Each Broker CD Special Warrant shall be exchanged, on the same terms as the CD Special Warrants, into broker warrants of the Company (the “Broker Warrants”). Each Broker Warrant entitles the holder to acquire one Convertible Debenture Unit at an exercise price of CDN $1,000, until the date that is 24 months from the closing date of the Offering. The distribution of the Broker Warrants issuable upon the exchange of the Broker CD Special Warrants shall also be qualified under the Qualification Document and the resale of the common shares underlying the Broker Warrants will be registered under the Registration Statement. The Company also paid the lead agent a commission noted above of CDN$157,290, corporate finance fee equal to CDN $50,000 in cash and as to $50,000 in common shares of the Company at a price per share of CDN $3.00 plus additional expenses of CDN$20,000. In addition, the Company paid the trustees legal fees of CDN$181,365. In total the Company approx. USD $0.32 million in fees and expenses associated with the offering.

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

The Company valued the warrants granted using the Black-Scholes pricing model and determined that the value at grant date was approximately $424,000 USD (this includes the warrants issued as part of the penalty for failure to timely file the required registration statement under the indenture agreement). The significant assumptions used in the valuation are as follows:

Fair value of underlying common shares	$1.78 to 2.10
Exercise price (converted to USD)	$2.93
Dividend yield	-
Historical volatility	85%
Risk free interest rate	1.4% to 1.9%

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

In April 2020 the Company received approval of the holders Warrant holders of the warrants and the holders debenture holders of the Convertible Debentures to reprice the convertible securities issued in connection with the Company’s special warrant financing, which closed on December 27, 2018 and June 14, 2019. The share purchase warrants of the Company issued in connection with the financing will be repriced to C$1.50 per Common Share and the convertible debentures of the Company issued in connection with the financing will be repriced to C$1.15 per common share. Additionally, the Debenture holders have approved the following amendments to the terms of the convertible debentures: (i) an extension to the maturity date of the convertible debentures to three years from the date of issuance; and (ii) an amendment to permit the Company to force the conversion of the principal amount of the then outstanding convertible debentures and any accrued and unpaid interest thereof at the new conversion price on not less than June days’ prior written notice if the closing trading price of the shares of common stock of the Company’s common shares exceeds C$1.90 for a period of 10 consecutive trading days on the CSE. The Warrant holders have also approved the inclusion of an early acceleration feature in accordance with the policies of the Canadian Securities Exchange, permitting the Company to accelerate the expiry date of the warrants should the closing trading price of the Common Shares exceed C$1.87 for a period of 10 consecutive trading days on the CSE.

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Canaccord convertible notes and the subsequent fair value measurement during the year ended September 30, 2020 in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2019	$42	$158
Change in fair value	25	434
Balance as of September 30, 2020	$67	$592

The table below shows the net amount of convertible notes as of September 30, 2020 in USD (in thousands):

September 30, 2020
Principal value of 8%, convertible at $0.86 at September 30, 2020, due December 27, 2021
including penalty provision of $155,239	$3,105
Principal value of 10%, convertible at $1.25 at September 30, 2020, due May 30, 2021 (see note 9)	2,540
Debt discount	(357)
Cumulative foreign currency impact	18
Carrying value of convertible notes	$5,306

14. Fair Value Measurements

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2020 (in thousands):

	Fair value measured as of September 30, 2020
		Quoted prices in active	Significant other	Significant
		markets	observable inputs	unobservable inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$257	$-	$-	$257
Embedded derivative liability	592	-	-	592
Total fair value	$849	$-	$-	$849

There were no transfers between Level 1, 2 or 3 during the year ended September 30, 2020.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended September 30, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant Liability	Derivative Liability	Total
Balance – September 30, 2018	$-	$-	$-
Warrants granted for stock-based compensation	893	-	893
Warrants granted associated with convertible notes	599	-	599
Issuance of convertible notes	-	1,169	1,169
Change in fair value	(1,209)	(1,011)	(2,220)
Balance – September 30, 2019	$283	$158	$441
Warrants granted for stock-based compensation	105	-	105
Warrants granted with promissory notes	162	-	162
Warrants issued pursuant to acquisition (see Note 9)	772	-	772
Issuance of convertible notes	-	244	244
Change in fair value	(1,065)	190	(875)
Balance - September 30, 2020	$257	$592	$849

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of September 30, 2020 and 2019 is as follows:

	Warrant Liability
	As of	As of
	September 30, 2020	September 30, 2019
Strike price	$0.36 to 2.96	$2.97
Contractual term (years)	1 to 3	1.6
Volatility (annual)	100%	104%
Risk-free rate	0.28%	2%
Dividend yield (per share)	0%	0%

	Embedded Derivative Liability
	As of September 30, 2020	As of September 30, 2019
Strike price	$1.12	$0.80
Contractual term (years)	1.5	1.2
Volatility (annual)	101%	85%
Risk-free rate	0.25%	2%
Dividend yield (per share)	0.00%	0%
Credit spread	11.21%	11.12%

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

15. Income Taxes

The income tax expense (benefit) consisted of the following for the fiscal year ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Total current	$-	$-
Total deferred	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal year ended September 30, 2020 and 2019:

	September 30,	September 30,
	2020	2019
Federal statutory rate	$(2,873)	$(7,246)
Permanent timing differences	567	(427)
Change in valuation allowance	2,306	7,673
	$-	$-

For the years ended September 30, 2020 and 2019, the expected tax benefit, temporary timing differences and long-term timing differences are calculated at the 25% statutory rate.

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal year ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Deferred tax assets:
Net operating loss carryforwards	$6,397	$4,483
Equity based compensation	3,173	3,154
Impairment of loan receivable	75	75
Impairment of investments and other property	2,531	2,468
Total deferred tax assets	12,176	10,180

Deferred tax liabilities	-	-
Depreciation	359	669
Deferred revenue	1,845	-
Total deferred tax liabilities	2,204	669

Net deferred tax assets	9,972	9,511
Less valuation allowance	(9,972)	(9,511)
Net deferred tax assets (liabilities)	$-	$-

At September 30, 2020, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $28 million. The federal and state net operating loss carryforwards will expire beginning in 2036.

During the fiscal year ended September 30, 2020 and 2019, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

16. Shareholders’ Equity

In 2016, the Company adopted a plan to allow the Company to compensate prospective and current employees, directors, and consultants through the issuance of equity instruments of the Company. The plan has an effective life of 10 years. The plan is administered by the board of directors of the Company until such time as the board transfers responsibility to a committee of the board. The plan is limited to issuing common shares of the Company up to 15% of the total shares then outstanding. No limitations exist on any other instruments issuable under the plan. In the event of a change in control of the Company, all unvested instruments issued under the plan become immediately vested.

Preferred shares

The Company had two series of preferred shares designated with no preferred shares issued and outstanding as of September 30, 2020 and September 30, 2019.

Common shares

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

During the year ended September 30, 2020, the Company issued 845,238 shares of its common stock related to a stock purchase agreement for cash of $449,850.

During the year ended September 30, 2020, the Company converted $196,355 of its convertible debt in exchange for 228,260 shares of the company’s common stock.

During the year ended September 30, 2020, the Company converted $291,505 of its accrued interest related to convertible debt in exchange for 703,809 shares of the company’s common stock.

During the year ended September 30, 2020, the Company issued 394,270 shares of its common stock in connection with a Membership Interest Purchase Agreement for real property located in Eugene, Oregon. The agreed upon purchase price was $500,000 less the lien of $106,000. The Company acquired the property from a related party and recorded the building at its carrying value of approximately $500,000. In connection with this transaction the Company issued 394,270 common shares at $1.00 per share.

Pursuant to the acquisition of 7LV, the Company issued 12,085,770 shares of common stock to former shareholders of 7LV. The Company also issued a replacement 10% unsecured convertible debentures in the aggregate principal amount of C$3,410,000 ($2,540,000 USD) (the “Replacement Debentures”), convertible into shares at a conversion price of C$1.67 per share at any time prior to May 3, 2021, to former holders of unsecured convertible debentures of 7LV (see Note 8).

As of May 2020, the Company entered into a Share Exchange Agreement with the NVDRE shareholders to exchange their shareholdings that represent 12.5 percent of NVDRE in exchange for the issuance of the Company’s common stock. The exchange amounted to the issuance of 386,035 shares of the Company’s common stock valued and recorded to investment at $196,000 (see Note 6).

During the year ended September 30, 2020, the Company issued 1,162,916 shares of its common stock related to various consulting agreements for a fair value of approximately $926,000 or $0.80 per share. During the same period, the Company cancelled 700,000 common shares related to consulting agreements.

During the year ended September 30, 2020, the Company issued 472,506 shares of its common stock valued at $165,000 as stock-based compensation.

During the year ended September 30, 2020, the Company issued 425,000 shares of its common stock in connection with the purchase of minority interests in CVO and OPCO Holdings. The common shares were valued at $0.001 the par rate of $425.

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

YMY

In November 2018, the Company issued 187,500 shares of its common stock, with a fair value of $487,500, to acquire an option from the investors in YMY Ventures, LLC and NVD RE to (1) purchase a property comprised of a land and building near Las Vegas, NV and (2) acquire the remaining 50% of YMY Ventures, LLC held by the option issuers and (3) to acquire 37.5% of NVD RE owned by the option issuers for a combined purchase price of $12 million. The Company impaired the option ($0.45 million was included as intangible and is included in the line-item impairment of intangible assets on the statement of operations) as it determined that the option was worthless as of September 30, 2019. During the year ended September 30, 2020, the Company acquired an additional 12.5 percent of NVD RE, as mentioned above, in the conjunction of the issuance of 386,035 shares of the Company’s common stock valued and recorded to investment at $196,000 (see Note 6).

South African Ventures, Inc.

On March 22, 2019, the Company entered into a definitive agreement to acquire South African Ventures, Inc. The Company issued 8,250,000 shares of its common stock with a fair value of $14.0 million or $1.70 per share, the closing price of the Company’s common stock on March 22, 2019.

Western Coast Ventures, Inc.

On March 29, 2019, the company entered into a definitive agreement to acquire Western Coast Ventures, Inc. The Company issued 2,500,000 shares of its common stock, with a fair value of approximately $4.4 million or $1.47 per share, the Company’s closing stock price on March 29, 2019.

Consolidated Ventures of Oregon, LLC (“CVO”) and Opco Holdings, LLC (“Opco”)

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur, additional real estate assets held by entities related to those shareholders. The Agreement also gives the Company the right of first refusal regarding certain properties owned by the persons and entities affiliated with the parties of the Agreement so long as certain targets are met. In the quarter ended June 30, 2019, the Company issued 12,500,000 shares of its common stock (shares are held in escrow) as it is currently attempting to acquire the set of entities that include Consolidated Ventures of Oregon, LLC (“CVO”) and Opco Holdings, LLC (“Opco”) which comprise the entities within the Multi Party Agreement. On September 6, 2020, the Company received the regulatory approval to transfer all the licenses held under both CVO and Opco. Subsequently, the Company has completed the acquisition for the period ended September 30, 2020, as a result, the Company is no longer engaged primarily in property rental operations but has taken over the operations of its primary renters, which is the cultivation, production and sale of cannabis and related productions. Since CVO and Opco are related to the Company, the acquisition, was not accounted for as a business combination at fair value under the codification sections of ASC 805. The assets and liabilities transferred to the Company at their historical cost and the Company has included the operations of Opco for all periods presented and included the operations of CVO for the period of April 1, 2020 through September 30, 2020. The Company has therefore recorded the par value of the shares issued of $12,500 as of September 30, 2020. As of September 30, 2020, the Company has consolidated the entities with the Opco Holdings Group and CVO as the Company has determined that they are now material.

Purchase of Buildings with Common Stock

On July 10, 2019, the Company entered into an asset purchase agreement with an Oregon limited liability company which owns title to Real property (buildings) located at 399 and 451 Wallis Street, Eugene, Oregon 97402 for a total purchase price tendered in kind for approximately 6,322,058 shares of the Company’s common stock. The Company acquired the property from a related party and recorded the building and improvements at their carrying value of approximately $2.99 million. Included in the shares above were 457,191 shares which were issued because the Company determined that certain milestones were met contained within the Multi-Party Agreement. Those shares were valued at approximately $0.973 million and were recorded to impairment of property and equipment within the statement of operations.

Purchase of Land with Common Stock

On July 10, 2019, the Company entered into an asset purchase agreement with an Oregon limited liability company which owns title to Real property (land) located at 12590 Highway 238, Jacksonville, Oregon 97503 for a total purchase price tendered in kind for 1,233,665 shares of the Company’s common stock. The Company acquired the property from a related party and recorded the land at its carrying value of approximately $1.2 million.

17. Stock Based Compensation

Stock Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options for options granted in 2019. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The fair value of options granted during the years ended September 30, 2020 and 2019 were estimated using the following weighted-average assumptions:

Options:

	For the Years Ended
	September 30,
	2020	2019
Exercise price (Average)	$0.97	$1.28
Expected term (years)	2.78	1.4
Expected stock price volatility	95.7-188.6%	104%
Risk-free rate of interest	0.2%	2%
Expected dividend rate	0%	0%

In August 2019, the board of directors of the Company agreed to compensate executives and consultants who’s previously issued 2018 options had become significantly underwater. The board authorized that 2,757,002 shares be issued to the holders of 2,105,000 options previously granted with an exercise price of $2.40 per share. The Company has treated this as essentially an exercise of these options with a zero-exercise price and recorded additional compensation as a result of $2.481 million which is included in stock-based compensation.

A summary of option activity under the Company’s stock option plan for the years ended September 30, 2020 and 2019 are presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of October 1, 2018	2,925,416	$2.40	$-	2.7
Granted	285,000	1.28	-	2.6
Outstanding as of September 30, 2019	3,210,416	$2.45	$-	2.1
Granted	2,362,500	0.33	-	2.89
Outstanding as of September 30, 2020	5,572,916	$1.77	$-	2.21
Options vested and exercisable	4,947,916	$1.93	$-	1.33

Estimated future stock-based compensation expense relating to unvested stock options was nominal as of September 30, 2020 and 2019. Weighted average remaining contractual life of the options is 1.75 years.

Restricted Stock

A summary of employee restricted stock activity for years ended September 30, 2020 and 2019 are presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of October 1, 2018	-	$-
Granted (1)	2,248,811	1.65
Outstanding as of September 30, 2019	2,248,811	1.65
Granted	222,506	1.64
Outstanding as of September 30, 2020	2,471,317	$1.57

A summary of non-employee restricted stock activity under the Company’s for years ended September 30, 2020 and 2019 are presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of September 30, 2018	360,000	2.32
Granted (1)	2,086,262	1.62
Outstanding as of September 30, 2019	2,446,262	1.73
Granted	1,412,916	1.72
Outstanding as of September 30, 2020	3,859,178	$1.72

(1)	Tables above do not include the share grant as a result of the option repricing above.

Warrants

A summary of the status of the Company’s outstanding warrants as of September 30, 2020 and 2019 and changes during the year then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Term
Outstanding as of September 30, 2018	175,966	$2.46	2.4
Warrants granted – consultants (liability)	1,350,000	2.98	1.7
Warrants granted – Canaccord (liability)	715,954	2.95	1.3
Outstanding as of September 30, 2019	2,241,920	2.92	1.6
Warrants granted – equity	200,000	0.45	7.0
Warrants granted – liability	2,672,813	1.14	1.2
Outstanding as of September 30, 2020	5,114,733	$2.13	1.0

Stock-based Compensation Expense

Stock-based compensation expense for the years ended September 30, 2020 and 2019 was comprised of the following (in thousands):

	Years Ended September 30,
	2020	2019
Restricted stock awards	$1,092	$7,102
Stock options	981	3,080
Warrants	-	893
Accrued stock compensation	370	-
Total stock-based compensation	$2,443	$11,075

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

18. Commitments and contingencies

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, this also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth. In the period ended September 30, 2020, the Company’s accounts with a major money center bank were closed as the bank would not allow the Company to continue to use its banking network.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. At the time the original lease was entered into, the Company had expected to close on significant subscriptions from its private placement. However, when those did not immediately materialize, the Company entered into an agreement with the landlord to cancel the lease and in addition, paid the landlord $15,000 not to rent out the property until such time the Company could enter into a new lease. In September 2016, the Company entered into a new 10-year lease with the landlord that commenced in November 2016. The lease requires the Company to pay a starting base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017 and continues through November 31, 2026 at a starting rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of September 30, 2020, Company eliminates this rental income in consolidation.

In March 2018, the Company entered into a 3-year lease for the occupancy of the Company’s corporate office located in Boca Raton, Florida. The lease requires the Company to pay a base rental fee of $3,024 per month with yearly increases thereafter. All taxes, maintenance and utilities are billed separately. This space is currently being sub-leased for the reminder, which terminates in February 2021.

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

The following table shows the expected net rental payments for the following five years under the leases noted above as of September 30:

Year Ended September 30, 2021	$556,207
Year Ended September 30, 2022	541,821
Year Ended September 30, 2023	423,629
Year Ended September 30, 2024	286,173
Thereafter	346,330
Total	$2,154,160

As of September 30, 2020, the Company has acquired interests in several entities more fully described in Note 5 and Note 6. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States. As of September 30, 2020, Company estimates that its investees will need up to approximately $2.5 million to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development.

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

For the year ended September 30, 2020, the Company entered into a nine-month consulting agreement, and as part of that agreement for professional services, agreed to issue a total of 350,000 shares of the Company’s common stock and $100,000 cash compensation. Pursuant to the agreement, all 350,000 shares of common stock will be restricted securities.

For the year ended September 30, 2020, the Company entered into a nine-month consulting agreement, and as part of that agreement for professional services, agreed to issue a total of 100,000 shares of the Company’s common stock and $10,000 cash compensation. Pursuant to the agreement, all 100,000 shares of common stock will be restricted securities.

19. Subsequent events

On October 5, 2020, Stem Holdings, Inc. (“STEM”), Driven Deliveries, Inc. (“DRVD”) and Stem Driven Acquisition, Inc. (“SDA”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) wherein DRVD would merge with and into SDA, with DRVD being the surviving entity and, following closing of the merger transaction, DRVD would become a wholly-owned subsidiary of STEM. Pursuant to the Merger Agreement, STEM will exchange one newly-issued share of STEM common stock for each issued and outstanding share of DRVD. Immediately prior to the closing of the Merger, STEM will issue to each holder of warrants, options or convertible debentures to purchase DRVD shares, warrants, options and convertible debentures that are equal in value and on the same terms as the respective holder’s DRVD warrants, options and debentures. Additionally, certain outstanding DRVD of the Company will be converted into shares of the Company’s common stock in accordance with the terms of the Merger Agreement.

Management believes that the merger transaction will close prior to the end of calendar year 2020, subject to satisfaction of all terms and conditions of the Merger Agreement and completion of due diligence by all entities.

In December 2020, the Company filed a preliminary short form document with the securities regulatory authorities in each of the provinces of British Columbia, Alberta and Ontario in connection with a marketed public offering of units of the Company. The Offering is being led by Canaccord Genuity Corp. Each Unit shall be comprised of one common share in the capital of the Company and one common share purchase warrant of the Company Each Warrant is exercisable into one common share at an exercise price to be determined in the context of the market. The final pricing of each Unit, the exercise price of each Warrant, and the term of each Warrant will be determined in the context of the market prior to the filing of the final short form document in respect of the Offering. The net proceeds raised under the Offering will be used for working capital and general corporate purposes.

In December 2020, the Company received gross proceeds of approximately $1.3 million from the sale of common shares related to an S-1 Regulation.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of September 30, 2020. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain biographical information concerning our current executive officers and directors.

Name	Age	Position with the Company

Adam Berk	43	Chief Executive Officer, President and Director
Steven Hubbard	73	Chief Financial Officer, Secretary and Director
Ellen B. Deutsch	59	Chief Operating Officer
Garrett M. Bender	60	Director
Lindy Snider	60	Director
Dennis Suskind	75	Director

Adam Berk (43)

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

Steven Hubbard (73)

Mr. Hubbard has served as Chief Financial Officer, Secretary and a member of the Board of Directors of the Company since its inception in June 2016. He served as Chief Financial Officer and Secretary of Diego Pellecer, Inc., a cannabis-related real estate company From April 2013 through September 2013 and Chief Financial Officer and Secretary of Diego Pellicer Worldwide, Inc. (a publicly reporting company) from September 2013 through December 2014. He served as Chief Financial Officer of Kind Care LLC DBA TJ’s Organic Garden from December 2014 through August 2015 and has been Chief Financial Officer of Consolidated Ventures of Oregon, Inc. since August 2015. Commencing several years prior to April 2013, Mr. Hubbard served as an outside management consultant to several early-stage companies, primarily providing financial services. Mr. Hubbard’s experience as a founder and principal executive of several start-up companies, his experience as an auditor with Arthur Andersen & Co prior to 2012 and the skills associated therewith led to the conclusion that he should serve as a director of the Company.

Ellen B. Deutsch (59)

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

Garrett M. Bender (60)

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

Lindy Snider (60)

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

Dennis Suskind (75)

Mr. Suskind has been a director of the Company since May 2020. During his career, he has worked jointly with the Commodity Futures Trading Commission (CFTC) to develop hedge exemptions and went on to build the most significant global precious metals arbitrage business. His team traveled worldwide to educate producers and consumers on the reasons for using futures as their pricing medium to bring credibility to these markets. He has served as Vice Chairman of the Commodity Exchange (COMEX), Vice Chairman of the New York Mercantile Exchange (NYMEX), a member of the Board of Directors Futures Industrial Association, and a member of the Board of International Precious Metals Institute. Mr. Suskind was elected as an inaugural member to the Futures Industry Association’s Hall of Fame in 2005.Suskind was elected to hold a Town Council seat in the Town of Southampton, New York. He has also served as President of the Board of Directors of the Arthur Ashe Institute for Urban Health, as a member of the President’s Council of the Peconic Land Trust, a founding member of Mt. Sinai’s Hospital Associates, a board member of the Nature Conservancy, and a board member of the Collegiate School and Marymount Schools in New York. In 2005 the Preservation League of New York State presented Mr. Suskind with its Pillar of New York Award.

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

Family Relationships

None.

Committees of the Board of Directors

Our board of directors has established the following committees: an audit committee, a compensation committee and a nominating/corporate governance committee. Our board of directors may from time to time establish other committees.

The Board of Directors has approved charters for each committee. The Audit Committee is currently composed of Steve Hubbard Chairman and Lindy Snider. Lindy Snider is an independent director. Mr. Hubbard and Ms. Snider are each considered financially literate. The Company is currently in the process of adding additional independent board members who will also be members of the Audit Committee. The relevant education and experience of the members of the Audit Committee is detailed above. The Board has yet to make appointments to the other Board committees, neither of which has met as of the date of this report.

Audit Committee

The purpose of the Audit Committee is to oversee the processes of accounting and financial reporting of the Company and the audits and financial statements of the Company. The Audit Committee’s primary duties and responsibilities are to:

●	Monitor the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance.

●	Monitor the independence and performance of the Company’s independent auditors and the Company’s accounting personnel.

●	Provide an avenue of communication among the independent auditors, management, the Company’s accounting personnel, and the Board.

●	Appoint and provide oversight for the independent auditors engaged to perform the audit of the financial statements.

●	Discuss the scope of the independent auditors’ examination.

●	Review the financial statements and the independent auditors’ report.

●	Review areas of potential significant financial risk to the Company.

●	Monitor compliance with legal and regulatory requirements.

●	Solicit recommendations from the independent auditors regarding internal controls and other matters.

●	Make recommendations to the Board.

●	Resolve any disagreements between management and the auditors regarding financial reporting.

●	Prepare the report required by Item 407(d) of Regulation S-K, as required by the rules of the Securities and Exchange Commission (the “SEC”).

●	Perform other related tasks as requested by the Board.

The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to the independent auditors as well as anyone in the organization. The Committee has the ability to retain, at the Company’s expense, special legal, accounting, or other consultants or experts it deems necessary in the performance of its duties.

Compensation Committee

The Compensation Committee’s responsibilities include, but are not limited to, the responsibilities which are required under the corporate governance rules of NASDAQ, including the responsibility to determine compensation of the Chairman of the Board, the Chief Executive Officer (“CEO”), the President and all other executive officers. The Compensation Committee’s actions shall generally be related to overall considerations, policies and strategies.

The following are specific duties and responsibilities of the Compensation Committee:

●	Review the competitiveness of the Company’s executive compensation programs to ensure (a) the attraction and retention of corporate officers, (b) the motivation of corporate officers to achieve the Company’s business objectives, and I the alignment of the interests of key leadership with the long-term interests of the Company’s stockholders.

●	Review and determine the annual salary, bonus, stock options, other equity-based incentives, and other benefits, direct and indirect, of the Company’s executive officers, including development of an appropriate balance between short-term pay and long-term incentives while focusing on long-term stockholder interests.

●	Determine salary increases and bonus grants for the Chairman of the Board, the CEO, the President and all other executive officers of the Company.

●	Review and approve corporate goals and objectives for purposes of bonuses and long- term incentive plans.

●	Review and approve benefit plans, including equity incentive plans, and approval of individual grants and awards.

●	Review and approve employment or other agreements relating to compensation for the Chairman of the Board, the CEO, the President and the other executive officers of the Company.

●	Review and discuss with management the Company’s CD&A and recommend to the Board that the CD&A be included in the Post-Effective Amendment #1 to Form S-1 and/or proxy statement in accordance with applicable SEC rules.

●	If required by SEC rules, provide a Compensation Committee Report on executive compensation to be included in the Company’s annual proxy statement in accordance with applicable SEC rules.

●	Perform an annual evaluation of the performance of the Chairman of the Board, the CEO, the President and the other executive officers.

●	Perform an annual review of non-employee director compensation programs and recommend changes thereto to the Board when appropriate.

●	Plan for executive development and succession.

●	Review and approve all equity-based compensation plans and amendments thereto, subject to any stockholder approval under the listing standards of NASDAQ.

●	Recommend an appropriate method by which stockholder concerns about compensation may be communicated by stockholders to the Committee and, as the Committee deems appropriate, to respond to such stockholder concerns.

●	Perform such duties and responsibilities as may be assigned by the Board to the Committee under the terms of any executive compensation plan, incentive compensation plan or equity-based plan.

●	Review risks related to the Company’s compensation policies and practices and review and discuss, at least annually, the relationship between the Company’s risk management policies and practices, corporate strategy and compensation policies and practices.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee’s responsibilities include, but are not limited to, the responsibilities which are required under the corporate governance rules of NASDAQ, including the responsibilities to identify individuals who are qualified to become directors of the Company, consistent with criteria approved by the Board, and make recommendations to the Board of nominees, including Stockholder Nominees (nominees whether by appointment or election at the Annual Meeting of Stockholders) to serve as a directors of the Company. To fulfill its purpose, the responsibilities and duties of the Nominating/Corporate Governance Committee are as follows:

●	Evaluate, in consultation with the Chairman of the Board and Chief Executive Officer (“CEO”), the current Composition, size, role and functions of the Board and its committees to oversee successfully the business and affairs of the Company in a manner consistent with the Company’s Corporate Governance Guidelines and make recommendations to the Board for approval.

●	Determine, in consultation with the Chairman of the Board and CEO, director selection criteria consistent with the Company’s Corporate Governance Guidelines and conduct searches for prospective directors whose skills and attributes reflect these criteria.

●	Assist in identifying, interviewing and recruiting candidates for the Board.

●	Evaluate, in consultation with the Chairman of the Board and CEO, nominees, including nominees nominated by stockholders in accordance with the provisions of the Company’s Bylaws, and recommend nominees for election to the Board or to fill vacancies on the Board.

●	Before recommending an incumbent, replacement or additional director, review his or her qualifications, including capability, availability to serve, conflicts of interest, and other relevant factors.

●	Evaluate, in consultation with the Chairman of the Board and CEO and make recommendations to the Board concerning the appointment of directors to Board committees and the selection of the Chairman of the Board and the Board committee chairs consistent with the Company’s Corporate Governance Guidelines.

●	Determine the methods and execution of the annual evaluations of the Board’s and each Board committee’s effectiveness and support the annual performance evaluation process.

●	Evaluate and make recommendations to the Board regarding director retirements, director re-nominations and directors’ changes in circumstances in accordance with the Company’s Corporate Governance Guidelines.

●	Review and make recommendations to the Board regarding policies relating to directors’ compensation, consistent with the Company’s Corporate Governance Guidelines.

●	As set forth herein, monitor compliance with, and at least annually evaluate and make recommendations to the Board regarding, the Company’s Corporate Governance Guidelines and overall corporate governance of the Company.

●	Assist the Board and the Company’s officers in ensuring compliance with an implementation of the Company’s Corporate Governance Guidelines.

●	Develop and implement continuing education programs for all directors, including orientation and training programs for new directors.

●	Annually evaluate and make recommendations to the Board regarding the Committee’s performance and adequacy of this Charter.

●	Review the Code of Ethics periodically and propose changes thereto to the Board, if appropriate.

●	Review requests from outside the Committee for any waiver or amendment of the Company’s Code of Business Conduct and Ethics and recommend to the Board whether a particular waiver should be granted or whether a particular amendment should be adopted.

●	Oversee Committee membership and qualifications and the performance of members of the Board.

●	Review and recommend changes in (i) the structure and operations of Board Committees, and (ii) Committee reporting to the Board.

●	Make recommendations annually to the Board as to the independence of directors under the Corporate Governance Guidelines.

●	Review and make recommendations to the Board regarding the position the Company should take with respect to any proposals submitted by stockholders for approval at any annual or special meeting of stockholders.

●	Regularly report on Committee activities and recommendations to the Board.

●	Perform any other activities consistent with this Charter, the Company’s Certificate of Incorporation and Bylaws, as amended from time to time, the NASDAQ company guide, and any governing law, as the Board considers appropriate and delegates to the Committee.

Code of Business Conduct and Ethics

Effective May 11, 2020, the Board of Directors (the “Board”) of Stem Holdings, Inc. (the “Company”) adopted a Code of Ethics (the “Code of Ethics”) applicable to the Company and all subsidiaries and entities controlled by the Company and the Company’s directors, officers and employees. Compliance with the Code of Ethics is required of all Company personnel at all times. The Company’s senior management is charged with ensuring that the Code of Ethics and the Company’s corporate policies will govern, without exception, all business activities of the Company. The Code of Ethics addresses, among other things, the use and protection of Company assets and information, avoiding conflicts of interest, corporate opportunities and transactions with business associates and document retention.

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Officers and Directors Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, the Company may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his or her position, if he or she acted in good faith and in a manner he or she reasonably believed to be in the Company’s best interest. The Company may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he or she is to be indemnified, the Company must indemnify the officer or director against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, then only by a court order. The indemnification coverage is intended to be to the fullest extent permitted by applicable laws.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to officers or directors under applicable state law, the Company is informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended September 30, 2020 and 2019, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended September 30, 2020 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Adam Berk	2020	$300,000	$-	$-	$-	$-	$-	$-	$300,000
CEO	2019	$300,000	$-	$3,032,000	$1,407,000	$-	$-	$-	$4,739,000

Steven Hubbard	2020	$45,000	$-	$26,000	$21,000	$-	$-	$-	$92,000
CFO	2019	$60,000	$-	$-	$527,200	$-	$-	$-	$587,200

Garrett M. Bender	2020	$-	$-	$-	$-	$-	$-	$-	$-
Director	2019	$-	$-	$-	$555,170	$-	$-	$-	$555,170

Lindy Snider	2020	$-	$-	$-	$-	$-	$-	$-	$-
Director	2019	$-	$-	$-	$136,200	$-	$-	$-	$136,200

Ellen B. Deutsch	2020	$240,000	$-	$82,000	$26,000	$-	$-	$-	$348,000
EVP & COO	2019	$-	$-	$-	$-	$-	$-	$-	$-

Dennis Suskind	2020	$-	$-	$16,250	$35,191	$-	$-	$-	$51,441
Director	2019	$-	$-	$-	$-	$-	$-	$-	$-

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Name	Grant Date Number of Securities Underlying Unexercised Options (#) Exercisable	Option Awards Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Steven Hubbard, CFO, Director	6/1/2019	-	100,000	1.4	5/31/2022
Steven Hubbard, CFO, Director	7/1/2020	-	100,000	0.52	5/31/2023
Ellen Deutsch, COO	9/15/2020	-	200,000	0.29	9/14/2023

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	2,200,000	2.08	8,038,812
Total	2,200,000	2.08	8,038,812

(1) As of September 30, 2019

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants	Number of Securities Underlying Unexercised Exercisable Warrants	Warrant Exercise Price($)	Warrant Expiration Date
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of June 30, 2020. Unless noted, the address for the following beneficial owners and management is 2201 NW Corporate Blvd., Suite 205, Boca Raton, FL 33431.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common Stock	Adam Berk (2)	4,074,424	6.01%
Common Stock	Steven Hubbard (3)	1,132,258	1.69%
Common Stock	Garrett M. Bender (4)	3,922,355	5.88%
Common Stock	Lindy Snider (5)	259,044	0.39%
Common Stock	Ellen B. Deutsch (6)	100,000	0.15%
Common Stock	Dennis Suskind (7)	62,500	0.10%
Common Stock	All executive officers and directors as a group	9,550,581	14.38%
Common Stock	Mitchell Gevinson (5% holder) 3299 Harrington Dr. Boca Raton, FL 33496	3,548,266	5.33%
Common Stock	Opco Holdings, Inc. (5% holder) (8) 2201 NW Corporate Blvd., Suite 205 Boca Raton, FL 33431	9,326,207	14.0%

(1)	In determining beneficial ownership of our Common Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of Common Stock owned by a person or entity on October 9, 2020, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options; and (b) the denominator is the sum of (i) the total shares of that class outstanding on October 9, 2020 (66,621,247 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Includes 2,924,424 shares and options to purchase 1,150,000 shares.

(3)	Includes 732,258 shares and options to purchase 400,000 shares

(4)	Includes 3,822,355 shares and options to purchase 100,000 shares

(5)	Includes 159,044 shares and options to purchase 100,000 shares

(6)	Includes 100,000 shares granted under Employment Agreement

(7)	Includes 62,500 shares

(8)	The beneficial owner of Opco Holdings, Inc. is Oregon Acquisitions JV, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Please refer to Financial Statement, Notes 5 and 6, which are incorporated in their entirety by this reference. [UPDATE]

Director Independence

As of December 1, 2020, of our five (5) directors, Garrett M. Bender, Lindy Snider and Dennis Suskind are considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining three (3) directors are not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2020 and September 30, 2019, respectively, were approximately $398,668 and $406,865.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2020 and 2019, respectively, were approximately $21,380 and $22,908.

All Other Fees

The other aggregate fees billed for professional services rendered by our principal accountant for the fiscal years ended September 30, 2020 and 2019, respectively, were approximately $33,742 and $20,126.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of L J Soldinger Associates, LLC, Independent Registered Certified Public Accounting Firm

●	Consolidated Balance Sheets as of September 30, 2020 and 2019 (audited)

●	Consolidated Statements of Operations for the year ended September 30, 2020 and September 30, 2019 (audited)

●	Statements of Stockholders’ Equity for the years ended September 30, 2020 and September 30, 2019 (audited)

●	Statement of Cash Flows for the years ended September 30, 2020 and September 30, 2019 (audited)

●	Notes to Financial Statements (audited)

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

Stem Holdings, Inc.
(Registrant)

By:	/s/ Adam Berk
Adam Berk
Chief Executive Officer and Director (Principal Executive Officer)

Date	December 28, 2020

By:	/s/ Steven Hubbard
Steven Hubbard
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date	December 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Adam Berk
Adam Berk
Chief Executive Officer and Director (Principal Executive Officer)

Date	December 28, 2020

By:	/s/ Steven Hubbard
Steven Hubbard
Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date	December 28, 2020

By:	/s/ Garrett M. Bender
Garrett M. Bender
Director

Date	December 28, 2020

By:	/s/ Lindy Snider
Lindy Snider
Director

Date	December 28, 2020

By:	/s/ Dennis Suskind
Dennis Suskind
Director

Date.	December 28, 2020

