Form 10-K/A
period 2020-09-30
Stem Holdings, Inc.
filed 2020-12-28
CIK 1697834

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This First Amendment to Form 10-K filed on December 28, 2020 corrects certain references to activities related to a discontinued joint venture with South African Ventures, Inc. and a proposed project in eSwatini which has similarly been discontinued.

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

On March 22, 2019, the Company entered into a share purchase agreement with South African Ventures, Inc., a Nevada corporation (“SAV”) and its shareholders pursuant to which the Company acquired all of the outstanding capital stock of SAV, which became a wholly-owned subsidiary of the Company. At the closing, SAV had no operations and held approximately $5.75 million cash. In addition, the Company held an additional $2.5 million in escrow for the benefit of SAV, which it delivered to SAV at the closing. These funds were raised by SAV from various investors, who became Company shareholders at the Closing. In 2019, we fully impaired our investment of $5.75 million in Stempro International which was acquired in connection with our acquisition of SAV. As of this date, the Company has discontinued its plans to subsequently invest, operate or develop the related licensure pursuant to this project.

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

The Company has also targeted Florida, Maryland and Massachusetts.

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

Loss from Equity Method Investees

Related to the year ended September 30, 2020 the Company recognized a loss $0.3 million from equity method investees as compared to a loss of $6.5 million in 2019. The loss in 2019 was primarily the result of fully impairing the investment of $5.7 million in Stempro International acquired from our acquisition of South African Ventures and fully impairing the investment of $0.5 million in SOK Management and related investees. As of this date, the Company has discontinued its plans to subsequently invest, operate or develop the related licensure pursuant to the Stempro/South African Ventures project.

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

During the year ended September 30, 2020, the Company recognized its share of investee losses of approximately $0.25 million. The losses related to its investment in the year ended September 30, 2020 in East Coast Packers LLC (“ECP”) was approximately $0.24 million and Tilstar Medical, LLC (“TIL”) of approximately $0.01 million. During the year ended September 30, 2019, the Company recognized its share of investee losses of approximately $6.5 million. The losses related to its investment in Stempro International, Inc. (acquired in the acquisition of South African Ventures, LLC (“SAV”) of approximately $5.775 million, ECP of $0.03 million, SOK Management, LLC of approximately $0.5 million and TIL of approximately $0.25 million. As of this date, the Company has discontinued its plans to subsequently invest, operate or develop the related licensure pursuant to the Stempro/South African Venture project.

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

South African Ventures, Inc.

On March 22, 2019, the Company entered into a definitive agreement to acquire South African Ventures, Inc. (“SAV”). The Company issued 8,250,000 shares of its common stock, with a fair value of $14.025 million or $1.70 per share, the closing price of the Company’s common stock on March 22, 2019. At the time of the acquisition, SAV was a shell with no operations with $7.55 million in cash, a subscription receivable of $0.7 million and a 49% ownership interest in a newly formed entity (see below). The Company has recorded a $5.775 million investment in equity method investees in connection with this acquisition (see below). As of September 30, 2019, the Company determined the investment was impaired and recorded a loss from equity method investees of $5.8 million on the accompanying consolidated statement of operations. In addition, the Company impaired the subscription receivable in full. As of this date, the Company has discontinued its plans to subsequently invest, operate or develop the related licensure pursuant to this project.

SAV holds a 49% interest in Stempro International, Inc., a Nevada Corporation. Profile Solutions, Inc (“PISQ”) owns the remaining 51%. Stempro International, Inc. has received preliminary approval to become the only licensed growing farm and processing plant for medical cannabis and industrial hemp (the “Facility”) in The Kingdom of eSwatini f/k/a Swaziland (“eSwatini”) for a minimum of 10 years. As of this date, the Company has discontinued its plans to subsequently invest, operate or develop the related licensure pursuant to this project.

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

South African Ventures, Inc.

On March 22, 2019, the Company entered into a definitive agreement to acquire South African Ventures, Inc. The Company issued 8,250,000 shares of its common stock with a fair value of $14.0 million or $1.70 per share, the closing price of the Company’s common stock on March 22, 2019. As of this date, the Company has discontinued its plans to subsequently invest, operate or develop the related licensure pursuant to this project.

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

In December 2020, the Company received gross proceeds of approximately $1.3 million from the sale of common shares related to a Form S-1 Registration Statement.

On December 20, 2020, the Company, through its international counsel, notified the Minister of Health, the Prime Ministers’ Office, the Kings Office and the Attorney General of Eswatini/Swaziland that the Company has discontinued its initiative in acquiring the cannabis license.

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

