Form 10-Q
period 2020-12-31
Stem Holdings, Inc.
filed 2021-02-22
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2020

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

There were 175,710,922 shares outstanding of registrant’s common stock, par value $0.001 per share, as of February 16, 2021.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

STEM HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share amounts)

	December 31,	September 30,
	2020	2020*
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,847	$2,129
Accounts receivable, net of allowance for doubtful accounts	602	455
Note receivable	533	434
Inventory	2,205	1,795
Prepaid expenses and other current assets	472	452
Total current assets	7,659	5,265

Property and equipment, net	16,104	16,354
Investment in equity method investees	767	767
Investments in affiliates	1,718	1,718
Deposits and other assets	179	13
Note receivable, long term	355	355
Right of use asset	3,305	-
Intangible assets, net	61,225	13,269
Goodwill	20,937	7,221
Due from related party	28	55
Total assets	$112,277	$45,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	9,319	2,983
Convertible notes, net	6,795	5,306
Convertible notes, net related party	805	-
Short term notes and advances	1,929	3,425
Settlement payable	250	-
Acquisition notes payable	2,666	665
Contingent acquisition liability	1,072	1,072
Due to related party	107	200
Derivative liability	384	592
Lease liability	1,040	-
Warrant liability	9,178	257
Total current liabilities	33,545	14,500

Lease liability - long term	2,265	-
Acquisition payable - long term	516	-
Long-term debt, mortgages	4,785	3,685
Total liabilities	41,111	18,185

Commitments and contingencies (Note 17)	-	-

Shareholders’ equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of December 31, 2020 and September 30, 2020	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of December 31, 2020 and September 30, 2020	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 180,475,239 and 68,258,745 shares issued, issuable and outstanding as of December 31, 2020 and September 30, 2020, respectively	180	68
Additional paid-in capital	124,546	76,310
Stock subscription receivable	(735)	-
Accumulated deficit	(54,574)	(51,386)
Total Stem Holdings stockholder’s equity	69,417	24,992
Noncontrolling interest	1,749	1,840
Total shareholders’ equity	71,166	26,832
Total liabilities and shareholders’ equity	$112,277	$45,017

* Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STEM HOLDINGS, INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands except for share and per share amounts)

	For the Three Months Ended December 31,
	2020	2019

Revenues	$5,460	$1,321
Cost of goods sold	3,473	1,069
Gross Profit	1,987	252

Operating expenses:
Consulting fees	744	509
Professional fees	922	639
General and administration	3,344	1,990
Total operating expenses	5,010	3,138
Loss from operations	(3,023)	(2,886)

Other income (expenses), net
Interest expense	(711)	(408)
Change in fair value of derivative liability	208	21
Change in fair value of warrant liability	90	39
Foreign currency exchange loss	(43)	(69)
Other income	200	-
Total other income (expense)	(256)	(417)

Loss from equity method investees	-	(9)

Net loss	$(3,279)	$(3,312)

Net loss attributable to non-controlling interest	(91)	(235)

Net loss attributable to Stem Holdings	$(3,188)	$(3,077)

Net loss per share, basic and diluted	$(0.05)	$(0.06)
Weighted-average shares outstanding, basic and diluted	69,680,137	52,402,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STEM HOLDINGS, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except for share and per share amounts)

						Total Stem
	Common Stock		Additional Paid-in	Subscription	Accumulated	Holdings Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity	Interest	Equity

Balance as of September 30, 2020	68,258,745	$68	$76,310	$-	$(51,386)	$24,992	$1,840	$26,832
Issuance of common stock in connection with consulting agreement	1,569,570	2	587	-	-	589	-	589
Common stock to be issuable from public offering	6,833,069	7	2,863	-	-	2,870	-	2,870
Stock based compensation	1,868,750	2	560	-	-	562	-	562
Cancellation of common stock related to convertible notes	(525,400)	(1)	1	-	-	-	-	-
Issuance of common stock related to rent and interest expense	501,561	1	208	-	-	209	-	209
Issuance of subscription receivable	-	-	600	(600)	-	-	-	-
Issuance of warrants in connection with employment agreement	-		132	-	-	132	-	132
Issuance of options in connection with employment agreement	-	-	61	-	-	61	-	61
Acquisition of Driven Deliveries, Inc.	101,968,944	101	43,224	(135)	-	43,190		43,190
Net loss	-	-	-		(3,188)	(3,188)	(91)	(3,279)
Balance as of December 31, 2020	180,475,239	$180	$124,546	$(735)	$(54,574)	$69,417	$1,749	$71,166

Balance as of September 30, 2019	52,254,941	$52	$61,202	$-	$(40,384)	$20,870	$2,724	$23,594
Issuance of common stock in connection with consulting agreement	5,000	-	4	-	-	4	-	4
Issuance of common stock in connection with asset acquisitions	394,270	-	394	-	-	394	-	394
Stock based compensation	100,000	1	497	-	-	498	-	498
Net loss	-	-	-	-	(3,077)	(3,077)	(235)	(3,312)
Balance as of December 31, 2019	52,754,211	$53	$62,097	$-	$(43,461)	$18,689	$2,489	$21,178

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STEM HOLDINGS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended
	December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(3,279)	$(3,312)
Equity method investee losses	91	235
Net loss before equity method investment	(3,188)	(3,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	756	497
Issuance of common stock in connection with consulting agreements	589	4
Depreciation and amortization	488	379
Amortization of intangible assets	245	121
Issuance of common stock related to rent and interest expense	209	37
Amortization of debt discount	464	253
Loss on equity method investments	-	9
Gain on sale of equity method investments	(200)	-
Change in fair value of derivative liability	(208)	(21)
Change in fair value of warrant liability	(79)	(39)
Foreign currency translation adjustment	(24)	69
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(65)	7
Prepaid expenses and other current assets	17	69
Inventory	(192)	-
Other assets	61	(96)
Accounts payable and accrued expenses	138	162
Note payable	-	106
Net cash used in operating activities	(989)	(1,520)

Cash flows from investing activities
Proceeds related to sale of SOK Management, LLC	200	-
Purchase of property and equipment	(165)	(321)
Investment in equity method investees	(91)	(235)
Advances to related entities	-	(462)
Investments	(100)	-
Net cash used in investing activities	(156)	(1,018)

Cash flows from financing activities
Proceeds from the issuance of common stock	2,869	-
Repayments of notes payable	(6)	(130)
Net cash provided by (used in) financing activities	2,863	(130)

Net (decrease) increase in cash and cash equivalents	1,718	(2,668)
Cash and cash equivalents at the beginning of the period	2,129	3,339
Cash and cash equivalents at the end of the period	$3,847	$671

Supplemental disclosure of cash flow information:
Cash paid for interest	$655	$69
Cash paid for taxes	$-	$-
Supplemental disclosure of noncash activities:
Financed Insurance	$17	$-
Acquisition of Driven Deliveries, Inc.	$43,325	$-
Building acquired from related party with equity, net of lien acquired	$-	$394
Refinancing of mortgage	$1,100,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STEM HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Incorporation and Operations and Going Concern

Stem Holdings, Inc. (“Stem” or the “Company”) is a Nevada corporation incorporated on June 7, 2016. The Company is a multi-state, vertically integrated, cannabis company that purchases, improves, leases, operates and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, California, Massachusetts, and Oklahoma. As of December 31, 2020, Stem had ownership interests in 23 state issued cannabis licenses including nine (9) licenses for cannabis cultivation, five (5) licenses for cannabis processing, one (1) license for cannabis wholesale distribution, one (1) license for hemp production, (2) adult-use medical retailers (non storefront), and five (5) cannabis dispensary licenses.

Stem’s consumer brands are award-winning and nationally known, and include cultivators, TJ’s Gardens™, Travis X James™, and Yerba Buena; retail brands, Stem, Rebelle, and TJ’s; infused product manufacturers Cannavore; and a CBD company, Dose-ology. As of December 31, 2020, the Company has acquired nine commercial properties and leased a tenth property, located in Oregon and Nevada, and has entered leases to related entities for these properties (see Note 17). As of December 31, 2020, the buildout of these properties to support cannabis related operations was either complete or near completion.

The Company has incorporated nine wholly-owned subsidiaries –Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Holdings Agri, Inc., Stem Group Oklahoma, Inc., Opco Holdings, Inc., 7LV USA Corporation, Driven Deliveries, Inc., and Consolidated Ventures of Oregon, Inc.

With the acquisition of Driven, the Company becomes an omni-channel retailer, utilizing Driven’s proprietary logistics and experience/customer experience (“UX/CX”) technologies. The Company will be able to offer its customers in California: (i) an “Express” delivery with a limited product selection that is usually delivered within 90 minutes or less; and (ii) a “Next Day” scheduled delivery from a larger selection of 500+ products from a Company-operated fulfillment center.

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQX exchange under the symbol “STMH”.

Going Concern

At December 31, 2020, the Company had approximate balances of cash and cash equivalents of $3.8 million, negative working capital of approximately $25.9 million, and an accumulated deficit of $54.6 million.

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed financial statements included herein are unaudited. Such financial statements, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending September 30, 2021 or for any other period. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and because of this, for further information, readers should refer to the financial statements and footnotes included in its amended Form 10-K for the fiscal year ended September 30, 2020 filed on December 28, 2020. The Company believes that the disclosures are adequate to make the interim information presented not misleading.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. The most significant estimates included in these condensed consolidated financial statements are those associated with the assumptions used to value equity instruments, valuation of its long live assets for impairment testing, valuation of intangible assets, and the valuation of inventory. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable given the circumstances that exist at the time the financial statements are prepared. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Reclassifications

Certain amounts in the Company’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

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

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur, additional real estate assets held by entities related to those shareholders. The Agreement also gives the Company the right of first refusal in regard to certain properties owned by the persons and entities affiliated with the parties of the Agreement so long as certain targets are met. In the quarter ended June 30, 2019, the Company issued 12,500,000 shares of its common stock for the acquisition of Consolidated Ventures of Oregon, LLC (“CVO”) and Opco Holdings, LLC (“Opco”) which comprise the entities within the Multi Party Agreement. On September 6, 2020, the Company received the regulatory approval to transfer all the licenses held under both CVO and Opco. Subsequently, the Company has completed the acquisition and as a result, the Company is no longer engaged primarily in property rental operations but has taken over the operations of its primary renters, which is the cultivation, production and sale of cannabis and related productions. Since CVO and Opco are related to the Company, the acquisition was not accounted for as a business combination at fair value under the codification sections of ASC 805. The assets and liabilities were transferred to the Company at their historical cost and the Company has included the operations of Opco and CVO for all periods presented for this period ended December 31, 2020.

The accompanying condensed consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly-owned subsidiaries, Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Holdings Agri, Inc., Opco Holdings, Inc., Stem Group Oklahoma, Inc., 7LV USA Corporation, and Consolidated Ventures of Oregon, Inc., and Driven Deliveries, Inc. In addition, the Company has consolidated YMY Ventures, SAV, LLC; WCV, LLC and NVD RE, Inc. under the variable interest requirements. Opco Holdings, Inc. and CVO and its subsidiaries are included in the consolidated financial statements due to its historical related party relationship. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is primarily maintained in checking accounts. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. As of December 31, 2020, and 2019, the Company had no cash equivalents or short-term investments. The Company has not experienced any losses on deposits of cash and cash equivalents.

Accounts Receivable

Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. As of December 31, 2020, the reserve for doubtful accounts was $39 thousand.

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

During the quarter ended December 31, 2020, the Company did not realize any investee losses related to TIL. The Company recognized an investment gain of $200 thousand related to SOK Management (see Note 5).

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

During the quarter ended December 31, 2020 and 2019, the Company determined that there were not any impairments related to intangible assets.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. As of December 31, 2020, and 2019, such net operating losses were offset entirely by a valuation allowance.

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

In the quarter ended December 31, 2020, the Company issued a significant number of new shares in its acquisition of Driven (see Note 9). The effect of these issuances is most likely, the Company and Driven have experienced the requisite change of control as promulgated under the US Internal Revenue Code section 382. The effect of this will be that going forward, the ability of the Company and Driven to utilize their respective US Federal net operating loss carryforwards from prior to December 29, 2020 will be limited in its usage. In order to determine the specific effect, the Company must perform the computations required under the Internal Revenue Code, which have not yet been performed. The Company expects it will perform the required computations in the coming fiscal year.

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

Cannabis Dispensary, Cultivation and Production

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

Delivery

1)	Identify the contract with a customer

The Company sells retail products directly to customers. In these sales there is no formal contract with the customer. These sales have commercial substance and there are no issues with collectability as the customer pays the cost of the goods at the time of purchase or delivery.

2)	Identify the performance obligations in the contract

The Company sells its products directly to consumers. In this case these sales represent a performance obligation with the sales and any necessary deliveries of those products.

3)	Determine the transaction price

The sales that are done directly to the customer have no variable consideration or financing component. The transaction price is the cost that those goods are being sold for plus any additional delivery costs.

4)	Allocate the transaction price to performance obligations in the contract

For the goods that the Company sells directly to customers, the transaction price is allocated between the cost of the goods and any delivery fees that may be incurred to deliver to the customer.

5)	Recognize revenue when or as the Company satisfies a performance obligation

For the sales of the Company’s own goods the performance obligation is complete once the customer has received the product.

Leases

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

On October 1, 2020, the Company adopted ASC 842 and elected to apply the new standard at the adoption date and recognize a cumulative effect as an adjustment to retained earnings. Upon calculation the effect on retained earnings was immaterial and no adjustment was deemed necessary. Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine the lease and non-lease components in determining the lease liabilities and right of use (“ROU”) assets.

Our lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on December 31, 2020 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Lease costs were $169 for the three months ended December 31, 2020. There was sublease rental income of $4,000 for the three months ended December 31, 2020. The Company has eight operating leases consisting with remaining lease terms ranging from 23 months to 120 months.

Lease Costs

Three Months
Ended
December 31,
2020
Components of total lease costs:
Operating lease expense	$169
Total lease costs	$169

Lease positions as of December 31, 2020

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated condensed balance sheet as follows:

December 31, 2020
Assets
Right of use asset	$3,305
Total assets	$3,305

Liabilities
Operating lease liabilities – short term	$1,040
Operating lease liabilities – long term	2,265
Total lease liability	$3,305

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	5.00
Weighted average discount rate – operating lease	9.72%

Cash Flows
Three Months
Ended
December 31,
2020
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	169
Cash paydowns of operating liability	(169)
Supplemental non-cash amounts of lease liabilities arising from obtaining:
ROU asset	(3,305)
Lease Liability	3,305

The future minimum lease payments under the leases are as follows:

2021	1,077
2022	1,109
2023	541
2024	308
2025	312
Thereafter	818
Total future minimum lease payments	4,165
Less: Lease imputed interest	(860)
Total	3,305

Disaggregation of Revenue

In the quarter ended December 31, 2020, revenue reported is primarily from the sale of cannabis and related products accounted for under ASC 606.

The following table illustrates our revenue by type related to the quarter ended December 31, 2020 and December 31, 2019, respectively:

	December 31,
	2020	2019
Revenue
Wholesale	$1,120	$480
Retail	4,918	1,063
Rental	4	-
Delivery Income	-	-
Dispensary Cost Reimbursement	-	-
Product Sales	229	-
Other	118	8
Total revenue	6,389	1,551
Discounts and allowances	(929)	(230)
Net Revenue	$5,460	$1,321

Geographical Concentrations

As of December 31, 2020, the Company is primarily engaged in the production and sale of cannabis, which is only legal for recreational use in 15 states and DC, with lesser legalization, such as for medical use in an additional 21 states and DC, as of the time of these consolidated financial statements. In addition, the United States Congress has passed legislation, specifically the Agriculture Improvement Act of 2018 (also known as the “Farm Bill”) that has removed production and consumption of hemp and associated products from Schedule 1 of the Controlled Substances Act.

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of December 31, 2020 and 2019 are as follows:

Net loss per share
at December 31, 2020

Convertible notes	8,978,574
Options to purchase common stock	10,003,411
Unvested restricted stock awards	4,857,403
Warrants to purchase common stock	34,184,093
58,023,481

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $54,420 and $4,008 for the quarters ended December 31, 2020 and 2019, respectively.

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

Recent Accounting Guidance

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, including industry-specific revenue guidance. The standard specifically excludes lease contracts. The ASU allows for the use of either the full or modified retrospective transition method and was effective for the Company on October 1, 2019. The Company adopted the updated standard using the modified retrospective approach. The financial information included in the Company’s 2020 Form 10-K was updated for the October 1, 2019 adoption date; this new guidance was reflected for the first time in the Company’s 2020 Form 10-K but effective as of October 1, 2019 in that filing. The guidance allows for the use of one of two retrospective application methods: the full retrospective method or the modified retrospective method. The Company adopted the standard in fiscal year 2020 using the modified retrospective method. The adoption of the standard did not have a material impact on the recognition of revenue.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard was adopted as of October 1, 2020. As of December 31, 2020, the Company recognized additional operating liabilities of approximately $3.3 million, with corresponding ROU assets of approximately the same.

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

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

3. Property, Plant & Equipment

Property and equipment consist of the following (in thousands):

	December 31,	September 30,
	2020	2020

Land	$1,451	$1,451
Automobiles	136	61
Signage	19	19
Furniture and equipment	2,667	2,485
Leasehold improvements	3,455	3,455
Buildings and property improvements	13,012	12,981
Computer software	59	59
	20,799	20,511
Accumulated depreciation	(4,695)	(4,157)
Property and equipment, net	$16,104	$16,354

Depreciation expense was approximately $0.5 and $0.4 million for the quarters ended December 31, 2020 and 2019, respectively. Depreciation expense is included in general and administrative expense.

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

4. Inventory

Inventory consists of the following (in thousands):

	December 31,	September 30,
	2020	2020

Raw materials	$415	$222
Work-in-progress	199	484
Finished goods	1,591	1,089
Total Inventory	$2,205	$1,795

The Company’s inventory is related to twelve subsidiaries which are 100% owned by the Company and one subsidiary that is 50% owned by the Company. Raw materials and work-in-progress include the costs incurred for cultivation materials and live plants. Finished goods consists of cannabis products sent to retail locations or ready to be sold. No inventory reserve was recorded for the quarters ended December 31, 2020 and 2019 due to management’s assessment of the inventory on hand.

5. Equity method investments

SOK Management, LLC

During the quarter ended December 31, 2020, the Company sold its remaining ownership interest in SOK Management in the amount of $200,000 and was recorded as other investment income under other income on the Company’s profit and loss statement.

Tilstar Medical, LLC

In April 2019, the Company entered into an agreement to acquire 48% of the membership interest of Tilstar Medical, LLC (“TIL”). TIL is a startup operation located in Laurel, Maryland and owns a project management company which assists in procuring licenses for the production and sale of cannabis. The purchase price for the 48% interest was $550,000 to capitalize TIL which under the operating agreement occurs upon the execution of the agreement. As of September 30, 2019, the Company had funded the $550,000 and accounted for its investment using the equity method of accounting. The Company was not made aware at time of its investment in the type and magnitude of expenses that would be funded with its investment capital and is currently in the process of renegotiating the terms of the operating agreement. During the year ended September 30, 2019, Tilstar Medical along with its partner, Stem Holdings, Inc. received a letter from the Maryland Medical Cannabis commission with notification that we received stage one pre-approval for a processor license. The Companies application ranked amongst the top nine highest scoring applications for a medical cannabis processor license. Final awards will be issued during calendar year 2021. As of December 31, 2020, and 2019, the difference between the investment and the percentage of net assets attributable to the Company’s investment was approximately $0.27 and $0.28 million, respectively. During the quarter ended December 31, 2020 the Company did not recognize a loss on investment related to TIL. During the quarter ended December 31, 2019, the Company recognized a loss of $7,000 related to TIL.

Community Growth Partners, Inc

On January 6, 2020, the Company issued a convertible promissory note to Community Growth Partners Holdings, Inc., (“CGS”) which will act as a line of credit. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding principal together with interest on the unpaid principal balance upon the date that is twelve months after the effective date and shall be payable as follows: (a)The Company agrees to make several loans to CGS from time to time upon request of CGS in amounts not to exceed the principal sum of $2,000,000, (b) Payment of principal and interest shall be immediately available funds, (c) This note may be prepaid in whole or in part at any time without premium or penalty. Any partial prepayment shall be applied against the principal amount outstanding, (d) The unpaid principal amount outstanding under this note shall bear interest commencing upon the first advance at the rate of 10% per annum through the maturity date, calculated on the basis of a 365-day, until the entire indebtedness is fully paid, (e) Upon the closing of a $2,000,000 financing by the Company, all of the principal and interest shall automatically convert into equity shares of CGS at the price obtained by the qualified financing. A portion of the note has been converted into 7.0 % equity leaving a balance outstanding under the note as of December 31, 2020 of approximately $420,000.

6. Note Receivable

On January 4, 2020, the Company issued a $355,000 promissory note to Community Growth Partners Holdings, Inc., (“CGS”). CGS is a cannabis license holder in Massachusetts. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding balance together with interest the date that is six months after the opening of the Great Barrington Dispensary which was opened September 2020.

On October 1, 2020, the Company issued a $100,000 promissory note to Bushman Holdings, Inc., (“BHI”) BHI is a CBD Cannabis holding company in Florida. Subject to the terms and conditions of the note, BHI promises to pay the Company all of the outstanding balance on or before January 1, 2022.

7. Consolidated Asset Acquisitions

YMY Ventures LLC

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY Ventures LLC (“YMY”). YMY is a startup operation located near Las Vegas, Nevada and owns licenses for the production and sale of cannabis. The purchase price for the 50% interest was $750,000, with the first $375,000 paid into escrow upon signing, with the final $375,000 due upon closing, which under the agreement occurs when the license is transferred by the Nevada Department of Taxation and receipt of approval in transfer of ownership by the Division of Public and Behavioral Health of the City of North Las Vegas. As of June 30, 2019, the Company had funded the $375,000 into escrow and had provided the joint venture with additional funds primarily in the form of payments for work performed to acquire four licenses from the Nevada Department of Taxation in the amount of approximately $690,238. As of February 28, 2019, the Nevada Department of Taxation approved the change of ownership for four medical and recreational cultivation and production licenses held by YMY Ventures now owned by Stem Holdings, Inc. Pursuant to the agreement, the escrowed amount of $375,000 was released and an additional payment of $67,500 was issued in August 2019. The balance of $307,500 was being held and negotiated with the partners due to the additional funds over and above the original obligation to provide tenant improvements of $650,000. A $ 0.79 million non-controlling interest in connection with this asset acquisition is included in investment in affiliates. As of the date of this filing, the balance has been paid in full including interest and attorney’s fees.

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

In the fiscal year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. As of December 31, 2020, this obligation was paid in its entirety, and $400,000 in additional proceeds were received on new mortgage.

In May 2020, the Company acquired an additional 12.5% interest in NVD by issuing 386,035 common shares at par value of $0.001.

West Coast Ventures

On March 29, 2019, the Company entered into a definitive agreement to acquire Western Coast Ventures, Inc. (“WCV”). At the time of acquisition, WCV was a shell with cash of $2,000,000 and a 51% ownership with ILCA Holdings, Inc. (“ILCA”). At the time of acquisition of WCV, ILCA was also a shell with no operations, which has been issued a limited Conditional Use Permit for a Marijuana Production Facility (a “MPF”) by the City of San Diego, California, which will only be granting a total of 40 MPFs. As consideration for the acquisition, the Company issued 2,500,000 shares of its common stock, with a fair value of approximately $4.4 million or $1.47 per share, the Company’s closing stock price on March 29, 2019. The Company recorded $2.0 million of cash acquired and a $2.4 million investment in ILCA. The Company has recorded $3.8 million intangible assets (cannabis licenses) in connection with the acquisition of WCV and a $1.35 million non-controlling interest in connection with this acquisition. Included in Intangible assets, as of December 31, 2020, and 2019, the Company reported $1.35 million related to this acquisition.

8. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows (in thousands):

	As of September 30, 2020
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$597	$(48)	$549	50.0%
ILCA	1,288	(240)	1,048	49.0%
YMY Ventures, Inc.	447	(204)	243	50.0%
	$2,332	$(492)	$1,840

	As of December 31, 2020
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$549	$(12)	$537	50.0%
ILCA	$1,048	(48)	1,000	49.0%
YMY Ventures, Inc.	$243	(31)	212	50.0%
	$1,840	$(91)	$1,749

9. Business Combination

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

The table below shows the warrant liability and embedded derivative liability recorded in connection with the 7LV convertible notes and the subsequent fair value measurement during the quarter ended December 31, 2020 in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2020	$60	$54
Issuance	-	-
Change in fair value	(60)	(39)
Balance as of December 31, 2020	$-	$15

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

Pursuant to the Asset Purchase Agreement (“APA”) between 7LV USA Corporation and the Company, upon the one-year anniversary date of the closing the Company shall pay 7LV USA Corporation additional consideration of $1,220,000 less certain adjustments related to revenue targets per the APA less Consultant Compensation paid to the prior owners of 7LV USA Corporation. The goodwill of $5.9 million will not be deductible for income tax purposes.

Driven

In December 2020, the Company, through an Agreement and Plan of Merger became the parent of an 100% wholly owned subsidiary Driven Deliveries, Inc., (“DRVD”, “Driven” or “Driven Deliveries”), its subsidiaries, a publicly held corporation on December 29, 2020. DRVD is an e-commerce and DaaS (delivery-as-a-service) provider with proprietary logistics and omnichannel UX/CX technology. Driven utilizes its own fulfillment centers, drivers, and proprietary technology. Driven provides two service levels to its customers: (i) an “Express” delivery with a limited product selection that is usually delivered within 90 minutes or less; and (ii) a “Next Day” scheduled delivery from a larger selection of 500+ products from a Driven fulfillment center. In connection with the acquisition, the Company issued 101,968,944 shares of common stock to the existing shareholders of Driven (“DRVD Shares”). As part of the Acquisition, the Company assumed the Driven stock options outstanding on the closing of the acquisition in the amount of 4,530,495. Accordingly, the Company has assumed 30,249,184 common share purchase warrants (the “Warrants”), exercisable into shares at an average exercise price of $.54 per share. Following the completion of the acquisition, Driven is now a wholly owned subsidiary of the Company.

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Driven convertible notes and the subsequent fair value measurement during the quarter ended December 31, 2020 in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2020	$-	$-
Warrants acquired	9,000	-
Change in fair value	-	-
Balance as of December 31, 2020	9,000	$-

The following unaudited proforma condensed consolidated results of operations have been prepared as if the acquisition of Driven had occurred October 1, 2019.

	Quarter ended	Quarter ended
	December 31, 2020	December 31, 2019
Revenue	$11,142	$3,046
Net loss	$(7,399)	$(16,400)

Purchase Price Allocation

As of December 29, 2020, the Company allocated the purchase consideration to the fair value of the assets acquired and liabilities assumed as summarized in the table below (in thousands):

Consideration Paid (in thousands)
Estimated fair value of common stock issued	$42,825
Estimated fair value of warrants issued	9,000
Estimated fair value of options issued	500
Estimated fair value of debt assumed	4,389
Total consideration paid	$56,714

Assets acquired: (in thousands)
Cash and cash equivalents	$-
Fixed assets	47
Other Assets	1,526
Goodwill	13,716
Intangible assets	48,200
Total assets acquired	$63,489

Liabilities assumed: (in thousands)
Accrued expenses and other current liabilities	(6,775)
Total liabilities assumed	$(6,775)
Net assets acquired (in thousands)	$56,714

The goodwill of $13.7 million will not be deductible for income tax purposes.

10. Intangible Assets, net

Intangible assets as of December 31, 2020 and September 2020 (in thousands):

	Estimated Useful Life	Cannabis Licenses	Tradename	Customer Relationship	Non-compete	Technology	Accumulated Amortization	Net Carrying Amount
Balance as September 30, 2020		$12,679	$458	$643	$220	$-	$(730)	$13,270
YMY Ventures	15	-	-	-	-	-	(13)	(13)
Western Coast Ventures, Inc.	15	-	-	-	-	-	(41)	(41)
Yerba Buena	3-15 years	-	-	-	-	-	(43)	(43)
Foothill (7LV)	15	-	-	-	-	-	(130)	(130)
Driven Deliveries	10-15 years	44,000	1,800	600	-	1,800	(18)	48,182
Other	5	-	-	-	-	-	-	-
Balance as December 31, 2020		$56,679	$2,258	$1,243	$220	$1,800	$(975)	$61,225

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes. Amortization was recorded for the quarter ended December 31, 2020 of $245,000 and $121,000 for the quarter ended December 31, 2019.

The following table is a runoff of expected amortization in the following 5-year period as of December 31:

2021	$4,147
2022	4,147
2023	4,147
2024	4,147
2025	4,147
Thereafter	40,490
$61,225

11. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31, 2020	September 30, 2020
Accounts payable	5,640	$1,784
Accrued credit cards	43	41
Accrued interest	186	134
Accrued payroll	616	616
Other	2,834	408
Total Accounts Payable and Accrued Expenses	$9,319	$2,983

12. Notes Payable and Advances

The following table summarizes the Company’s short-term notes and advances, acquisition note payable, due to related party loans, and long-term debt, mortgages as of the quarter ended December 31, 2020 and year ended September 30, 2020:

	December 31,	September 30,
	2020	2020
Equipment financing	$24	$27
Insurance financing	90	177
Mortgages payable	-	923
Promissory note	1,815	2,298
Settlement payable	250	-
Due to related party	107	200
	$2,286	$3,625
Acquisition notes payable	2,666	665
Total notes payable and advances	$4,952	$4,290

Acquisition payable - long term	516	-
Long-term mortgages	4,785	3,685
Total long term debt	$5,301	$3,685

Equipment financing

In Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of December 31, 2020, the obligation outstanding is $1,770. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

November 2017, the Company entered into a promissory note in the amount of $21,749 from a vendor of the Company to finance the acquisition of a security electronics system in one of its properties. The promissory note bears an interest rate of 18% per annum and contains a 10% servicing fee. The note matures 24 months after issuance and is secured by certain security electronics purchased with proceeds of the note. This vendor is now out of business. The obligation remains outstanding at $14,950 as of December 31, 2020 and will be written off.

Pursuant to the Company’s acquisition of Yerba Buena the Company assumed a note payable obligation dated July 2017 related to a tractor which had a 60-month premium finance agreement. The principal amount was $28,905. The note bears no annual interest rate and requires the Company to make sixty monthly payments of $482 over the term of the note. As of December 31, 2020, the obligation outstanding is $8,167. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

Insurance financing

Effective February 7, 2020, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $300,150. The note bears an annual interest rate of 7.46%. The Company paid $60,255 as a down payment on February 7, 2020, the note requires the Company to make 9 monthly payments of $22,718 over the remaining term of the note. As of December 31, 2020, the obligation outstanding is $22,718.

Effective July 31, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $53,325. The note bears an annual interest rate of 7.5%. The Company paid $15,602 as a down payment on July 31, 2020, the note requires the Company to make 10 monthly payments of $3,772 over the remaining term of the note. As of December 31, 2020, the obligation outstanding is $18,861.

Effective July 31, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $78,056. The note bears an annual interest rate of 7.5%. The Company paid $22,984 as a down payment on July 31, 2020, the note requires the Company to make 10 monthly payments of $5,507 over the remaining term of the note. As of December 31, 2020, the obligation outstanding is $27,536.

Effective May 24, 2020, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $16,777. The note bears an annual interest rate of 8.7%. The Company paid $3,485 as a down payment on May 24, 2020, the note requires the Company to make 9 monthly payments of $1,339 over the remaining term of the note. As of December 31, 2020, the obligation outstanding is $4,618.

Effective July 16, 2020, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $10,629. The note bears an annual interest rate of 11%. The Company paid $4,009 as a down payment on July 16, 2020, the note requires the Company to make 9 monthly payments of $736 over the remaining term of the note. As of December 31, 2020, the obligation outstanding is $2,942.

Effective September 30, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $2,611. The note bears an annual interest rate of 7.0%. The Company paid $1,043 as a down payment on September 30, 2020, the note requires the Company to make 10 monthly payments of $157 over the remaining term of the note. As of December 31, 2020, the obligation outstanding is $1,098.

Effective November 7, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $6,675. The note bears an annual interest rate of 11.4%. The Company paid $1,371 as a down payment on November 7, 2020, the note requires the Company to make 10 monthly payments of $530 over the remaining term of the note. As of December 31, 2020, the obligation outstanding is $4,243.

Effective December 4, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $9,920. The note bears an annual interest rate of 12.8%. The Company paid $2,383 as a down payment on December 4, 2020, the note requires the Company to make 10 monthly payments of $754 over the remaining term of the note. As of December 31, 2020, the obligation outstanding is $7,537.

Short-term mortgages payable

On January 16, 2018, the Company consummated a “Contract for Sale” for a Farm Property in Mulino Oregon (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. No amount was recorded for the premium for the below market rate feature of the note as it was immaterial. The note is secured by a deed of trust on the property. The Company performed an analysis and determined that the rate obtained was below market, however, no premium was recorded as the Company determined it was immaterial. As of December 31, 2020, the balance due of $922,500 including interest and fees in the amount of $144,486 was satisfied in full through the Company obtaining a new mortgage on the property (see Long-term mortgages below).

Promissory note

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The notes mature in July 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory notes, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per share. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. In May 2020, the Company made a principal payment of $20,000. As of December 31, 2020, the obligation outstanding is $480,000 and $474,949 net of debt discount. The noteholders have agreed to have these notes converted during the second quarter ended March 31, 2021.

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The note matures in October 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory note, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020 As of December 31, 2020, the obligation outstanding is $500,000 and $449,449 net of debt discount. The Company was notified that the maturity dates on these notes have been extended for the near-term.

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

In July 2020, the Company’s wholly owned subsidiary in Oregon received loan proceeds of $220,564 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated July 09, 2020, between the Company and Cross River Bank as the lender, matures on July 09, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of December 31, 2020, the obligation outstanding is $220,565. In January 2020, the Company received notification for complete forgiveness related to this obligation.

The Company received loan proceeds of $266,820 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated May 01, 2020, between the Company and Transportation Alliance Bank as the lender, matures on May 01, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of December 31, 2020, the obligation outstanding is $266,820. In January 2020, the Company received notification for complete forgiveness related to this obligation.

The Company’s related entity received loan proceeds of $245,400 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated June 03, 2020, between the Company and Coastal States Bank as the lender, matures on June 03, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of December 31, 2020, the obligation outstanding is $245,400.

The Company’s subsidiary received loan proceeds of $62,500 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated June 25, 2020, between the Company and First Home Bank as the lender, matures on June 25, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of December 31, 2020, the obligation outstanding is $62,500.

The Company’s subsidiary received loan proceeds of $140,407 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated July 15, 2020, between the Company and Cross River Bank as the lender, matures on December 30, 2020 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of December 31, 2020, the obligation outstanding is $140,407. In January 2020, the Company received notification for complete forgiveness related to this obligation.

Settlement payable

As part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a settlement payable related to an employment claim where Driven shall pay certain employees a total of $250,451. This settlement is payable in equal bi-monthly payments over a period of seventeen (17) Months (36 pay periods), beginning in February 2021. As of December 31, 2020, the settlement payable is presented on the balance sheet in the amount of $250,451.

Due to related parties

During November 2017, one of the Company’s controlled subsidiaries entered into a Promissory Note with a face value of $80,000 with a corporate entity that has shareholders, officers and directors in common with the Company. The Note bears interest at a rate of 6% per annuum and was due one year from the date of issue. The note currently in default is due on demand. As of December 31, 2020, the obligation outstanding is $80,000.

As of December 31, 2020, the Company had a related party loan payable of $26,769 payable to the Company’s officer.

Acquisition notes payable

In April 2019, the Company entered into promissory note with a principal balance of $400,000 related to its acquisition of Yerba Buena, Oregon LLC. The note was issued on April 8, 2019 and is due on April 8, 2021. The note has a coupon interest rate of 8%. The note required 12 monthly payments of $2,667, then an additional 12 monthly payments of $16,667 and then a final balloon payment of the remaining principal and accrued interest. As of December 31, 2020, the Company has made payments of $42,281 leaving a balance of $357,719 in Short-term liabilities. The note holder has called the note in default, however, has not as of the date of these financial statements, required performance of any of the default remediation as required under the note.

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY. The purchase price for the 50% interest was approximately $0.8 million. In connection with this agreement, as of September 30, 2019, the Company has paid approximately $500,000 and recorded a note payable of $307,500. As of December 31, 2020, the Company has not made any payments related to this note.

As part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a acquisition liabilities totaling $2,000,418. These liabilities related to a California’s Private Attorney General Act (“PAGA”) labor claims, liabilities related to a Purchase Agreement for certain assets, and a settlement related to a prior acquisition. As of December 31, 2020, the total of the assumed liabilities is $2,516,832, the current portion of this note is $2,000,418.

Long-term debt, mortgages

In January 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began February 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on January 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of December 31, 2020, the obligation outstanding is $400,000.

In March 2020, the Company executed a $1,585,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began April 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2023, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $120,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of December 31, 2020, the obligation outstanding is $1,585,000.

In March 2020, the Company executed a $400,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began May 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2022, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $38,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of December 31, 2020, the obligation outstanding is $400,000.

In March 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began April 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on March 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of December 31, 2020, the obligation outstanding is $700,000.

In July 2020, the Company executed a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 14% per annum. Monthly interest only payments began August 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on July 31, 2023, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of December 31, 2020, the obligation outstanding is $200,000.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. As of September 30, 2019, the balance due totals $300,000. In August 2020, the Company refinanced this obligation and paid the $300,000 balance. The refinanced mortgage term is 36 months and includes and interest rate of 14% and monthly interest only payments of $4,666,67. As of December 31, 2020, the balance due totals $400,000.

In November 2020, the Company executed a mortgage payable on property located in Mulino, Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began December 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on November 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of December 31, 2020, the obligation outstanding is $1,100,000.

The following is a table of the 5-year runoff of our long-term debt as of December 31:

2021	$-
2022	2,600
2023	2,185
2024	-
2025	-
Thereafter	-
$4,785

13. Convertible debt

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

In April 2020, the Company received approval of the holders Warrant holders of the warrants and the holders debenture holders of the Convertible Debentures to reprice the convertible securities issued in connection with the Company’s special warrant financing, which closed on December 27, 2018 and June 14, 2019. The share purchase warrants of the Company issued in connection with the financing will be repriced to C$1.50 per Common Share and the convertible debentures of the Company issued in connection with the financing will be repriced to C$1.15 per common share. Additionally, the Debenture holders have approved the following amendments to the terms of the convertible debentures: (i) an extension to the maturity date of the convertible debentures to three years from the date of issuance; and (ii) an amendment to permit the Company to force the conversion of the principal amount of the then outstanding convertible debentures and any accrued and unpaid interest thereof at the new conversion price on not less than June days’ prior written notice if the closing trading price of the shares of common stock of the Company’s common shares exceeds C$1.90 for a period of 10 consecutive trading days on the CSE. The Warrant holders have also approved the inclusion of an early acceleration feature in accordance with the policies of the Canadian Securities Exchange, permitting the Company to accelerate the expiry date of the warrants should the closing trading price of the Common Shares exceed C$1.87 for a period of 10 consecutive trading days on the CSE.

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Canaccord convertible notes and the subsequent fair value measurement during the quarter ended December 31, 2020 in USD, (in thousands):

	Warrant Liability	Derivative Liability

Balance at September 30, 2020	$67	$592
Change in fair value	(20)	(223)
Balance at December 31, 2020	$47	$369

As part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a convertible promissory note with a principal of $1,050,000. The note accrues interest at a rate of 8% per annum. The note converts to the Company’s common stock at a rate of $0.50 per share. This note has an original issuance discount of $50,000. The proceeds of the note were paid out in two tranches, the first for $787,500 upon the execution of the note and the second for $262,500 30 days after the original funding. Each tranche will be due 12 months from the date of the funding. The Company can prepay the note as follows: if the note is outstanding for less than 90 days than 105% of the principal will be paid, at 91-120 day 110% of the principal will be paid, at 121-180 days 115% of the principal will be paid, and at 181-365 days 120% of the principal will be paid. So long as this note is outstanding, upon any issuance by the Company or any of its subsidiaries of any convertible debt security (whether such debt begins with a convertible feature or such feature is added at a later date) with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the holder in this Note, then the Company shall notify the holder of such additional or more favorable term and such term, at the holder’s option, shall become a part of this note and its supporting documentation. The types of terms contained in the other security that may be more favorable to the holder of such security include, but are not limited to, terms addressing conversion discounts, terms addressing maturity, conversion look back periods, interest rates, original issue discount percentages and warrant coverage. The Company notes the agreement included certain make-whole provisions related to the issuance of these shares which resulted in a liability. The Company did not record the liability as it was determined to be trivial. As of December 31, 2020, the outstanding balance on this obligation is $1,017,110, net of the debt discount of $23,390.

As part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a convertible promissory note with a principal of $50,000. The note accrues interest at a rate of 10% per annum. The note converts to the Company’s common stock at a rate of $0.50 per share. The interest on the promissory note is to be paid quarterly in arrears on the fifth day of each calendar quarter. The principal amount of the note is due on the maturity date of June 30, 2021. As of December 31, 2020, the outstanding balance on this obligation is $50,000.

The table below shows the net amount of convertible notes as of December 31, 2020 in USD (in thousands):

December 31, 2020
Principal value of 8%, convertible at $0.90 at December 31, 2020, due December 27, 2021
including penalty provision of $155,239	$3,123
Principal value of 10%, convertible at $1.31 at December 31, 2020, due May 30, 2021 (see Note 9)	2,754
Principal value of various convertible notes, convertible at $0.50 at December 31, 2020, due June – August, 2021	1,067
Debt discount	(125)
Cumulative foreign currency impact	(24)
Carrying value of convertible notes	$6,795

Additionally, as part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a convertible promissory note with a principal of $805,000 payable to a related party. The note accrues interest at a rate of 10% per annum. The note converts to the Company’s common stock at a rate of $0.50 per share. Beginning January 1, 2021, $15,000 of principal is payable per month in addition to 50% of owed interest. Beginning April 1, 2021, 10% of the Company’s monthly cash flow, as defined will also be paid and applied to the principal of the note. The principal amount of the note along with accrued interest is due on the maturity date of June 1, 2025. As of December 31, 2020, the outstanding balance on this obligation is $805,000.

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2020 (in thousands):

	Fair value measured at December 31, 2020
		Quoted	Significant	Significant
		prices in active markets	other observable inputs	unobservable inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$9,178	$-	$-	$9,178
Embedded derivative liability	384	-	-	384
Total fair value	$9,562	$-	$-	$9,562

There were no transfers between Level 1, 2 or 3 during the quarter ended December 31, 2020.

The following table presents changes in Level 3 liabilities measured at fair value for the quarter ended December 31, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

		Embedded
	Warrant Liability	Derivative Liability	Total
Balance – September 30, 2020	$257	$592	$849
Warrants granted for services	11	-	11
Warrants issued pursuant to acquisition (see Note 9)	9,000	-	9,000
Change in fair value	(90)	(208)	(298)
Balance – December 31, 2020	$9,178	$384	$9,562

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of December 31, 2020 and September 30, 2020 is as follows:

	Warrant Liability
	As of	As of
	December 31, 2020	September 30, 2020
Strike price	$0.58	$0.36 to 2.96
Contractual term (years)	2.85	1 to 3
Volatility (annual)	124%	100%
Risk-free rate	0.67%	0.28%
Dividend yield (per share)	0%	0%

	Embedded Derivative Liability
	As of December 31, 2020	As of September 30, 2020
Strike price	$1.08	$1.12
Contractual term (years)	.99	1.5
Volatility (annual)	112%	101%
Risk-free rate	0.10%	0.25%
Dividend yield (per share)	0.00%	0.00%
Credit spread	14% to 16%	11.21%

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

Preferred shares

The Company had two series of preferred shares designated with no preferred shares issued and outstanding as of December 31, 2020 and September 30, 2020.

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

During the quarter ended December 31, 2020, the Company issued 1,868,750 shares of its common stock valued at $561,000 as stock-based compensation.

During the quarter ended December 31, 2020, the Company issued 1,569,570 shares of its common stock related to various consulting agreements for a fair value of approximately $589,000 or $0.38 per share.

During the quarter ended December 31, 2020, the Company cancelled 525,400 common shares related convertible notes.

During the quarter ended December 31, 2020, the Company converted $91,459 of its accrued interest related to convertible debt in exchange for 207,861 shares of the company’s common stock. The Company also issued 293,700 common shares in satisfaction of rent payments owed of $117,480.

As part of the Agreement and Plan of Merger with Driven Deliveries the Company issued 101,968,994 common shares.

Pursuant to the effectiveness of the Company’s S-1 registration statement the Company has received offers and has been tendered $2.87 million and will issue 6,833,069 common shares.

16. Stock Based Compensation

Stock Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options for options granted in 2019. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. During the quarter ended December 31, 2020, pursuant to an employment agreement the Company issued 100,000 stock options.

The fair value of options granted during the quarters ended December 31, 2020 and 2019 were estimated using the following weighted-average assumptions:

Options:

	For the Three Months Ended
	December 31, 2020	December 31, 2019
Exercise price	$.40	$0.89 - $1.25
Expected term (years)	2.8	2.0 - 4.0
Expected stock price volatility	103.86% - 127.35%	105.8% - 115.9%
Risk-free rate of interest	1.88% - 2.79%	2%
Expected dividend rate	0%	0%

A summary of option activity under the Company’s stock option plan for the three months ended December 31, 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of October 1, 2019	3,210,416	$2.45	$-	2.1
Granted	2,362,500	0.33	-	2.89
Outstanding as of September 30, 2020	5,572,916	$1.77	$-	1.4
Granted	100,000	$0.40	$-	2.8
Outstanding as of December 31, 2020	5,672,916	$1.73	$-	1.2

Estimated future stock-based compensation expense relating to unvested stock options was nominal as of December 31, 2020 and 2019. Weighted average remaining contractual life of the options is 1.2 years.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended December 31, 2020 and 2019 was comprised of the following (in thousands):

	Three months ended December 31,
	2020	2019
Stock grants	$1,151	$82
Stock options	61	415
Warrants	132	-
Total stock-based compensation	$1,344	$497

17. Commitments and contingencies

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, his also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth. In the period ended December 31, 2020, the Company’s accounts with a major money center bank were closed as the bank would not allow the Company to continue to use its banking network. The Company is in the process of creating a banking relationship with another institution.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. The lease requires the Company to pay a starting base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017 and continues through November 31, 2026 at a starting rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of December 31, 2020, Company eliminates this rental income in consolidation.

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

As of December 31, 2020, the Company has acquired interests in several entities more fully described in Note 5 and Note 7. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States. As of December 31, 2020, Company estimates that its investees will need up to approximately $2 million to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development.

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

The Company, as of December 31, 2020 executed an Agency Agreement and in consideration of the services rendered by the Agent and in connection with the Offering, the Company has agreed to pay the Agent, on the Closing Date a commission equal to 7% of the gross proceeds of the Offering (including in respect of any exercise of the Over-Allotment Option, if any) payable in cash (the “Agent’s Commission”), subject to a reduced fee equal to 1% for Units sold to certain purchasers designated by the Company on a president’s list (the “President’s List”). In addition the Agent will receive a number of share purchase warrants (the “Broker Warrants”) to purchase up to that number of shares of common stock of the Company (each, a “Broker Share”) that is equal to 7% of the aggregate number of Units issued under the Offering (including any Additional Units (as hereinafter defined) issued upon exercise of the Over-Allotment Option, if any), subject to a reduced number of Broker Warrants equal to 3.5% of the Units sold to purchasers on the President’s List, at an exercise price of $0.55 CAD per Broker Share, exercisable for a period of 24 months following the Closing Date. Pursuant to the Agency Agreement, the Company also agreed to pay to the Agent a corporate finance fee of $100,000 CAD (the “Corporate Finance Fee”), such Corporate Finance Fee to be payable as to $50,000 CAD in cash and as to $50,000 CAD by the issuance of 90,909 shares of common stock of the Company (the “Corporate Finance Fee Shares”) at the Offering Price. After deducting the Agent’s Commission (assuming no President’s List purchasers), the estimated expenses of the Offering of $350,000 CAD and the cash portion of the Corporate Finance Fee, which will be paid out of the general funds of the Company. The Company has also granted to the Agent an over-allotment option (the “Over-Allotment Option”), exercisable in whole or in part, at the Agent’s sole discretion, to purchase up to an additional 15% of the number of Units sold pursuant to the Offering, being up to an additional 2,590,909 Units in the case of the Maximum Offering (the “Additional Units”), each Additional Unit to be comprised of one Unit Share and one Warrant, at the Offering Price to cover the Agent’s over-allocation position, if any, and for market stabilization purposes. The Over-Allotment Option is exercisable, in whole or in part, at any time or times until the date that is 30 days immediately following the Closing Date. A purchaser who acquires Additional Units forming part of the Agent’s over-allocation position acquires such Additional Units under this Prospectus, regardless of whether the over-allocation position is ultimately filled through the exercise of the Over-Allotment Option or secondary market purchases. If the Over-Allotment Option is exercised in full, the total Price to the Public, Agent’s Commission and Net Proceeds to the Company (before deducting expenses of the Offering and assuming no President’s List purchasers) will be $9,200,000 CAD, $644,000 CAD and $8,556,000 CAD, respectively, in the case of the Minimum Offering and, $10,925,000 CAD, $764,750 CAD and $10,160,250 CAD, respectively, in the case of the Maximum Offering. Pursuant to the terms of the Agency Agreement, all subscription funds received from subscribers will be retained in trust by the Agent until the Minimum Offering is obtained. Once the Minimum Offering has been obtained, the sale of the Units shall be completed in accordance with the Agency Agreement. To date, all funds have been subscribed and will be held in escrow for final approval.

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

Lili Enterprises, LLC adv. YMY Ventures and OPCO, LLC

In July 2020, a dispute arose with the Company’s joint venture partner in connection with the Company’s operations in the State of Nevada. In this regard, the Company’s joint venture partner claims that it is owed certain amounts totaling approximately $307,500 pursuant to the joint venture Operating Agreement. On the other hand, the Company claims that the joint venture partner is in breach of its agreements with the Company and that the Company has heretofore advanced over $1 million in excess of its commitments under the Operating Agreement. The operative agreements require the disputes to be arbitrated. The parties have engaged an arbitrator and the matters are set for an arbitration hearing in February 2021. The Company has now settled with its joint venture partner with respect to the operating agreement, however, the Company is now in negotiating with its partner on recovering the amount of money spent in excess of its obligation for over funding the operation for tenant improvements.

18. Subsequent events

Stem is conducting the U.S. Offering under the terms of registration statements on Form S-1 filed with the SEC under the U.S. Securities Act on June 17, 2020, October 21, 2020, January 5, 2021 and February 12,2021. Pursuant to the U.S. Offering, the Company is offering for sale up to $418,000 of U.S. Offering Units, each comprised of one share of common stock and one share purchase warrant of the Company, at the Offering Price. The U.S. Offering Units will not be offered or sold in Canada and are not being qualified for distribution under this Prospectus. The Agent will not be acting as agent in respect of the U.S. Offering and will not be paid a fee in respect thereof.

Subsequent to December 31, 2020, the Company tendered its obligation in the amount of $307,500 related to the YMY acquisition note payable. The total amount paid of $361,361 included interest and legal fees.

Subsequent to December 31, 2020, the Company received notification for complete forgiveness related to three obligations totaling $627,792 as of December 31, 2020 (see Note12).

Subsequent to December 31, 2020, pursuant to certain employment and consulting agreements the Company issued 1,150,000 common shares.

Subsequent to December 31, 2020, the Company has raised an additional $6.8 million in funds that are presently held in escrow which will be released upon the registration of the securities becoming effective.

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

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” detailed in the Company’s Form 10 and S-1 registration statements and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

For the three months ended December 31, 2020, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the three months ended December 31, 2020 and 2019, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

Results of Operations

	For the Three Months Ended December 31,
($ in thousands)	2020	2019	$	%
Gross Revenue	$6,389	$1,551	4,838	312%
Discounts and returns	(929)	(230)	(699)	(304%)
Cost of goods sold	3,473	1,069	2,404	225%
Consulting fees	744	509	235	46%
Professional fees	922	639	283	44%
General and administration	3,344	1,990	1,354	68%
Other income (expenses), net	(256)	(417)	161	39%
Loss from equity method investees	-	(9)	(9)	100%
Net loss	$(3,279)	$(3,312)

Comparison of the results of operations for the three months ended December 31, 2020 compared to the three months ended December 31, 2019

The Company had net revenues during the three months ended December 31, 2020 of $ 5,460 compared with $1,321 for the comparable period of 2019, the increase in revenue was primarily related to the increase due to the acquisitions of both Seven Leaf and Driven and the consolidation of an additional nine related entities.

Cost of goods for the three months ended December 31, 2020 amounted to approximately $3,473 compared to $1,069 in the comparable period of the prior year. These costs include both the cost of finished product purchased for retail and the cost of cultivation and processing for the grow facilities and sold at the wholesale level.

In the three months ended December 31, 2020, we incurred consulting costs of approximately $744 compared to approximately $509 in the comparable period of the prior year. The increase in consulting fees was attributed to an increase of stock-based expenses for consultants. We expended those fees as we have yet to build up a significant employee base and currently outsource certain tasks to consultants.

In the three months ended December 31, 2020, we incurred professional fees of approximately $922 compared to approximately $639 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services that pertains to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In the three months ended December 31, 2020, we incurred general and administrative costs of approximately $3,344 compared to approximately $1,990. This increase relates primarily to an increase costs related to the inclusion of certain entities due to their being variable interest entities plus the acquisition of entities and related expenses.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of approximately $3,847 as of December 31, 2020. Our primary uses of cash have been for salaries, fees paid to third parties for professional services, insurance, general and administrative expenses, investment in entities engaged in the cultivation, production and sale of cannabis and related rental properties for those entities and the acquisitions and development of rental properties and their improvement. All funds received have been expended in the furtherance of growing the business. We have received funds from financing activities such as from equity offerings and debt financing as well as the proceeds from the acquisition of entities with significant cash holdings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our continued development of our cultivation, production and sale of cannabis:
●	Acquisition and buildout of rental properties;
●	Addition of administrative and sales personnel as the business grows, and;
●	The cost of being a public company.

Subsequent to December 31, 2020, we have raised an additional $6.8 million in funds from the issuance pursuant to the Company’s private placement which is held in escrow and will be released upon the registration of the securities becoming effective. Our efforts to raise additional capital are ongoing and we expect to continue our efforts in the following quarters.

With respect to the Company’s investments in the projects pertaining to the equity method investee’s and affiliates, we have committed that we need to spend an estimated $2 million in expansion, buildout and improvements potentially in the near term. These capital expenditures are contingent upon several factors including the Company obtaining financing for the development of the properties and the construction of the tenant improvements in such amount and on such terms and provisions as are acceptable to the Company.

As of December 23, 2019 the Company has entered into a stock purchase agreement with Attollo Capital Holdings A, LLC (the “Purchaser”) pursuant to which Stem will issue 11,764,706 shares of preferred stock of the Company (the “Preferred Stock”) at a purchase price of US$0.85 per share of Preferred Stock (the “Original Issue Price”) for gross proceeds to the Company of approximately US$10,000,000 (the “Investment”). As of the date of this filing, the Company has not yet closed on this transaction.

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

Cash Flow

For the three months ended December 31, 2020 and 2019

Net cash flows used in operating activities was approximately $989 for the three months ended December 31,2020 as compared net cash flow used in operating activities to approximately $1,520 for the three months ended December 31, 2019, a change of approximately $531.

●	Net cash flow used in operating activities for the three months ended December 31, 2020 primarily reflected a net loss before losses of equity method investees of approximately $3,188 adjusted for the add-back of non-cash items consisting of depreciation and amortization of approximately $733, stock-based compensation expense of approximately $1,345 non-cash interest of approximately $209, amortization of debt discount of $464, a gain on the sale of equity method investments of $200, decrease in derivative liability of $208, decrease in warrant liability of $79 and foreign currency translation adjustment of $24 offset by a change operating assets and liabilities consisting of an increase in accounts receivable of approximately $65, an increase in inventory $192, a decrease in other assets of $61, a decrease in prepaids of $17 and net changes in other operating liabilities of approximately $138. Net cash flow used in operating activities for the three months ended December 31, 2019 primarily reflected a net loss before losses of equity method investees of approximately $3,077 adjusted for the add-back of non-cash items consisting of depreciation and amortization of approximately $500, stock-based compensation expense of approximately $497, non-cash interest of approximately $37, amortization of debt discount of $253, and foreign currency translation adjustment of $69 offset by a change operating assets and liabilities consisting of an increase in accounts receivable of approximately $7, an increase in prepaid expenses and other current assets of $69, a decrease in other assets of $500 and net changes in other operating liabilities of approximately $268.

●	Net cash flow used in investing activities for the three months ended December 31, 2020 amounted to approximately $156 as compared to approximately $1,018 for the three months ended December 31, 2019. Net cash flow used in investing activities for the three months ended December 31, 2020 consisted of proceeds related to the sale of SOK Management, LLC, and approximately $165 used in the purchase of property and equipment. The Company made investments of $100 and incurred a loss of $91 in equity method investees in the period. Net cash flow used in investing activities for the three months ended December 31, 2019 amounted to approximately $1,018. Net cash flow used in investing activities for the three months ended December 31, 2019 consisted of approximately $321 used in the development of leased properties including the expansion of rentable space, upgrading irrigation, ventilation, plumbing and electrical systems, and the purchase of property and equipment. The Company advanced $462 to related entities in the period and incurred a loss of $235 in equity method investees in the period.

●	Net cash provided by financing activities was approximately $2,863 for the three months ended December 31, 2020 as compared to net cash used by financing activities of approximately $130, for the three months ended December 31, 2019. During the three months ended December 31, 2020, we received proceeds of approximately $2,869 related to the issuance of common stock partially offset by a repayment of advances of approximately $6. Net cash used in financing activities was approximately $130 for the three months ended December 31, 2019. During the three months ended December 31, 2019, we made payments on several equipment and insurance obligations.

CRITICAL ACCOUNTING POLICIES

Basis of preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed financial statements included herein are unaudited. Such financial statements, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending September 30, 2021 or for any other period. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and because of this, for further information, readers should refer to the financial statements and footnotes included in our Form 10-K for the fiscal year ended September 30, 2020 filed with the Securities and Exchange Commission on December 28, 2020. The Company believes that the disclosures are adequate to make the interim information presented not misleading.

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

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur, additional real estate assets held by entities related to those shareholders. The Agreement also gives the Company the right of first refusal in regard to certain properties owned by the persons and entities affiliated with the parties of the Agreement so long as certain targets are met. In the quarter ended June 30, 2019, the Company issued 12,500,000 shares of its common stock for the acquisition of Consolidated Ventures of Oregon, LLC (“CVO”) and Opco Holdings, LLC (“Opco”) which comprise the entities within the Multi Party Agreement. On September 6, 2020, the Company received the regulatory approval to transfer all the licenses held under both CVO and Opco. Subsequently, the Company has completed the acquisition and as a result, the Company is no longer engaged primarily in property rental operations but has taken over the operations of its primary renters, which is the cultivation, production and sale of cannabis and related productions. Since CVO and Opco are related to the Company, the acquisition was not accounted for as a business combination at fair value under the codification sections of ASC 805. The assets and liabilities were transferred to the Company at their historical cost and the Company has included the operations of Opco and CVO for all periods presented for this period ended December 31, 2020.

The accompanying condensed consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly-owned subsidiaries, Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Holdings Agri, Inc., Opco Holdings, Inc., Stem Group Oklahoma, Inc., 7LV USA Corporation, and Consolidated Ventures of Oregon, Inc., and Driven Deliveries, Inc. In addition, the Company has consolidated YMY Ventures, SAV, LLC; WCV, LLC and NVD RE, Inc. under the variable interest requirements. Opco Holdings, Inc. and CVO and its subsidiaries are included in the consolidated financial statements due to its historical related party relationship. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. The most significant estimates included in these condensed consolidated financial statements are those associated with the assumptions used to value equity instruments, valuation of its long live assets for impairment testing, valuation of intangible assets, and the valuation of inventory. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable given the circumstances that exist at the time the financial statements are prepared. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Cannabis Dispensary, Cultivation and Production

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

Delivery

1)	Identify the contract with a customer

The Company sells retail products directly to customers. In these sales there is no formal contract with the customer. These sales have commercial substance and there are no issues with collectability as the customer pays the cost of the goods at the time of purchase or delivery.

2)	Identify the performance obligations in the contract

The Company sells its products directly to consumers. In this case these sales represent a performance obligation with the sales and any necessary deliveries of those products.

3)	Determine the transaction price

The sales that are done directly to the customer have no variable consideration or financing component. The transaction price is the cost that those goods are being sold for plus any additional delivery costs.

4)	Allocate the transaction price to performance obligations in the contract

For the goods that the Company sells directly to customers, the transaction price is allocated between the cost of the goods and any delivery fees that may be incurred to deliver to the customer.

5)	Recognize revenue when or as the Company satisfies a performance obligation

For the sales of the Company’s own goods the performance obligation is complete once the customer has received their product.

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

As of December 31, 2020, the Company has acquired interests in several entities. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States. As of December 31, 2020, Company estimates that its investees will need up to approximately $2 million to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2020. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this quarterly report.

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

Lili Enterprises, LLC adv. YMY Ventures and OPCO, LLC

In July 2020, a dispute arose with the Company’s joint venture partner in connection with the Company’s operations in the State of Nevada. In this regard, the Company’s joint venture partner claims that it is owed certain amounts totaling approximately $307,500 pursuant to the joint venture Operating Agreement. On the other hand, the Company claims that the joint venture partner is in breach of its agreements with the Company and that the Company has heretofore advanced over $1 million in excess of its commitments under the Operating Agreement. The operative agreements require the disputes to be arbitrated. The parties have engaged an arbitrator and the matters are set for an arbitration hearing in February 2021. The Company has now settled with its joint venture partner with respect to the operating agreement, however, the Company is now in negotiating with its partner on recovering the amount of money spent in excess of its obligation for over funding the operation for tenant improvements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Stem between October 1, 2020 and December 31, 2020:

	Security	No. Shares
Services	Common Stock	1,569,570
Compensation	Common Stock	1,868,750
Interest and converted notes	Common Stock	501,561
Cancelled	Common Stock	(525,400)
Total		3,414,481

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

STEM HOLDINGS, INC.

February 22, 2021	By:	/s/ Adam Berk
Adam Berk, President and Chief Executive Officer

