Form 10-Q
period 2021-03-31
Stem Holdings, Inc.
filed 2021-05-17
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2021

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

There were 207,674,826 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 11, 2021.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

STEM HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share amounts)

	March 31,	September 30,
	2021	2020*
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,605	$2,129
Accounts receivable, net of allowance for doubtful accounts	633	455
Note receivable	332	434
Inventory	2,643	1,795
Prepaid expenses and other current assets	3,225	452
Total current assets	11,438	5,265

Property and equipment, net	15,788	16,354
Investment in equity method investees	1,428	767
Investments in affiliates	1,718	1,718
Deposits and other assets	13	13
Note receivable, long term	355	355
Right of use asset	3,481	-
Intangible assets, net	60,160	13,269
Goodwill	17,067	7,221
Due from related party	28	55
Total assets	$111,476	$45,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	8,081	2,983
Convertible notes, net	5,750	5,306
Convertible notes, net related party	805	-
Short term notes and advances	675	3,425
Settlement payable	159	-
Acquisition notes payable	802	665
Contingent acquisition liability	-	1,072
Due to related party	81	200
Derivative liability	350	592
Lease liability	1,088	-
Warrant liability	10,866	257
Total current liabilities	28,657	14,500

Lease liability - long term	2,390	-
Acquisition payable - long term	129	-
Long-term debt, mortgages	4,785	3,685
Total liabilities	35,961	18,185

Commitments and contingencies (Note 18)	-	-

Shareholders’ equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of March 31, 2021 and September 30, 2020	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of March 31, 2021 and September 30, 2020	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 195,818,306 and 68,258,745 shares issued, issuable and outstanding as of March 31, 2021 and September 30, 2020, respectively	195	68
Additional paid-in capital	137,506	76,310
Stock subscription receivable	(735)	-
Accumulated deficit	(63,186)	(51,386)
Total Stem Holdings stockholder’s equity	73,780	24,992
Noncontrolling interest	1,735	1,840
Total shareholders’ equity	75,515	26,832
Total liabilities and shareholders’ equity	$111,476	$45,017

* Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STEM HOLDINGS, INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands except for share and per share amounts)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020

Revenues	$10,527	$2,298	$15,987	3,619
Cost of goods sold	7,783	1,573	11,256	2,642
Gross Profit	2,744	725	4,731	977

Operating expenses:
Consulting fees	1,420	1,398	2,164	1,907
Professional fees	987	884	1,909	1,523
General and administration	3,361	2,068	6,705	4,058
Total operating expenses	5,768	4,350	10,778	7,488
Loss from operations	(3,024)	(3,625)	(6,047)	(6,511)

Other income (expenses), net
Interest expense	(550)	(863)	(1,261)	(1,271)
Change in fair value of derivative liability	34	121	242	142
Change in fair value of warrant liability	(6,278)	(254)	(6,188)	(215)
Foreign currency exchange gain (loss)	22	89	(21)	21
Other income	1,170	-	1,370	-
Total other expense	(5,602)	(907)	(5,858)	(1,324)

Loss from equity method investees	-	(243)	-	(252)

Net loss	$(8,626)	$(4,775)	$(11,905)	(8,087)

Net loss attributable to non-controlling interest	(14)	(110)	(105)	(345)

Net loss attributable to Stem Holdings	$(8,612)	$(4,665)	$(11,800)	$(7,742)

Net loss per share, basic and diluted	$(0.06)	$(0.08)	$(0.11)	$(0.14)
Weighted-average shares outstanding, basic and diluted	137,762,917	57,224,658	103,351,512	54,920,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STEM HOLDINGS, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except for share and per share amounts)

						Total Stem
	Common Stock		Additional Paid-in	Subscription	Accumulated	Holdings Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity	Interest	Equity

Balance as of September 30, 2020	68,258,745	$68	$76,310	$-	$(51,386)	$24,992	$1,840	$26,832
Issuance of common stock in connection with consulting agreement	1,569,570	2	587	-	-	589	-	589
Common stock to be issued	6,833,069	7	2,863	-	-	2,870	-	2,870
Stock based compensation	1,868,750	2	560	-	-	562	-	562
Cancellation of common stock related to convertible notes	(525,400)	(1)	1	-	-	-	-	-
Issuance of common stock related to rent and interest expense	501,561	1	208	-	-	209	-	209
Issuance of subscription receivable	-	-	600	(600)	-	-	-	-
Issuance of warrants in connection with employment agreement	-	-	132	-	-	132	-	132
Issuance of options in connection with employment agreement	-	-	61	-	-	61	-	61
Acquisition of Driven Deliveries, Inc.	101,968,944	101	43,224	(135)	-	43,190		43,190
Net loss	-	-	-		(3,188)	(3,188)	(91)	(3,279)
Balance as of December 31, 2020	180,475,239	$180	$124,546	$(735)	$(54,574)	$69,417	$1,749	$71,166
Issuance of common stock in connection with consulting agreement	1,262,500	1	1,096	-	-	1,097	-	1,097
Issuance of common stock in connection with conversion of convertible debt	4,054,206	4	2,071	-	-	2,075	-	2,075
Issuance of common stock in connection with deposit for an asset acquisition	300,000	-	210	-	-	210	-	210
Stock based compensation	1,464,009	1	867	-	-	868	-	868
Issuance of common stock related to interest expense	164,366	1	121	-	-	122	-	122
Issuance of warrants in connection with employment agreement	-	-	18	-	-	18	-	18
Issuance of options in connection with employment agreement	-	-	78	-	-	78	-	78
Issuance of common stock related to settlement payment	500,000	1	5,439	-	-	5,440	-	5,440
Issuance of common stock related to Private Placement Memorandum, net	5,263,996	5	2,060	-	-	2,065	-	2,065
Issuance of common stock related to Prospectus	2,333,990	2	1,000	-	-	1,002	-	1,002
Net loss	-	-	-	-	(8,612)	(8,612)	(14)	(8,626)
Balance as of March 31, 2021	195,818,306	$195	$137,506	$(735)	$(63,186)	$73,780	$1,735	$75,515

Balance as of September 30, 2019	52,254,941	$52	$61,202	$-	$(40,384)	$20,870	$2,724	$23,594
Issuance of common stock in connection with consulting agreement	5,000	-	4	-	-	4	-	4
Issuance of common stock in connection with asset acquisitions	394,270	-	394	-	-	394	-	394
Stock based compensation	100,000	1	497	-	-	498	-	498
Impairment on investment in South African Ventures	-	-	-		-	-	-	-
Net loss	-	-	-	-	(3,077)	(3,077)	(235)	(3,312)
Balance as of December 31, 2019	52,754,211	$53	$62,097	$-	$(43,461)	$18,689	$2,489	$21,178
Issuance of common stock in connection with consulting agreement	970,416	1	1,548			1,549		1,549
Cancellation of common stock in connection with consulting agreement	(700,000)	(1)	(699)			(700)		(700)
Issuance of common stock in connection with asset acquisitions	12,681,008	13	10,009			10,022		10,022
Stock based compensation	303,756		47			47		47
Issuance of common stock related to interest on convertible notes	202,350		121			121		121
Derivatives			431			431		431
Net loss					(4,665)	(4,665)	(110)	(4,775)
Balance as of March 31, 2020	66,211,741	$66	$73,554	-	$(48,126)	$25,494	$2,379	$27,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STEM HOLDINGS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended
	March 31,
	2021	2020

Cash flows from operating activities
Net loss	$(11,905)	$(8,087)
Net loss attributable to non-controlling interest	105	345
Net loss attributable to Stem Holdings	(11,800)	(7,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,720	1,907
Issuance of common stock in connection with consulting agreements	1,686	-
Issuance of common stock related to rent and interest expense	331	432
Depreciation and amortization	918	1,027
Amortization of intangible assets	1,310	-
Amortization of debt discount	608	-
Gain on sale of equity method investments	(200)	-
Loss on equity method investments	-	252
Change in fair value of derivative liability	(242)	73
Change in fair value of warrant liability	6,188	-
Foreign currency translation adjustment	20	(21)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(96)	(94)
Prepaid expenses and other current assets	(2,336)	357
Inventory	(630)	(213)
Other assets	-	(3)
Accounts payable and accrued expenses	(2,197)	575
Net cash used in operating activities	(4,720)	(3,450)

Cash flows from investing activities
Investment in equity method investees, Michigan & Massachusetts	197	-
Purchase of property and equipment	(279)	(366)
Return of cash for equity investment	-	231
Cash acquired in acquisition, net of cash transferred	-	81
Related party advances received	-	490
Related party advances made	-	(399)
Investment in equity method investees	(105)	(345)
Advances to related entities	-	(750)
Investments	(250)	-
Net cash used in investing activities	(437)	(1,058)

Cash flows from financing activities
Proceeds from the issuance of common stock	9,804	-
Proceeds from notes payable and advances	22	4,085
PPP and Debt Forgiveness	(951)	-
Other	-	81
Repayments of notes payable	(1,242)	(1,149)
Net cash provided by financing activities	7,633	3,017

Net (decrease) increase in cash and cash equivalents	2,476	(1,491)
Cash and cash equivalents at the beginning of the period	2,129	3,339
Cash and cash equivalents at the end of the period	$4,605	$1,848

Supplemental disclosure of cash flow information:
Cash paid for interest	$833	$288
Cash paid for taxes	$-	$-
Supplemental disclosure of noncash activities:
Financed Insurance	$283	$310
Issuance of common stock related to separation agreement	$290	$-
Conversion of debt and accrued interest to equity	$2,075	$121
Issuance of common stock for settlement	$5,440	$-
Acquisition of Driven Deliveries, Inc.	$43,225	$-
Acquisition of 7LV, Inc.		$14,025
Building acquired from related party with equity, net of lien acquired	$-	$394
Refinancing of mortgage	$1,100,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STEM HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Incorporation and Operations and Going Concern

Stem Holdings, Inc. (“Stem” or the “Company”) is a Nevada corporation incorporated on June 7, 2016 and is a leading omnichannel, vertically-integrated cannabis branded products and technology company with state-of-the-art cultivation, processing, extraction, retail, distribution, and delivery-as-a-service (DaaS) operations throughout the United States. Stem’s family of award-winning brands includes TJ’s Gardens™, TravisxJames™, and Yerba Buena™ flower and extracts; Cannavore™ edible confections; Doseology™, a CBD mass-market brand launching in 2021; as well as DaaS brands Budee™ and Ganjarunner™ through the acquisition of Driven Deliveries. Budee™ and Ganjarunner™ e-commerce platforms provide direct-to consumer proprietary logistics and an omnichannel UX (user experience)/CX (customer experience).

The Company purchases, improves, leases, operates, and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, California, Massachusetts, New York, and Michigan. As of March 31, 2021, Stem had ownership interests in 23 state issued cannabis licenses including eight (8) licenses for cannabis cultivation, four (4) licenses for cannabis processing, one (1) license for cannabis wholesale distribution, two (2) licenses for hemp production, three (3) adult-use medical retailers (non-storefront), five (5) cannabis dispensary licenses.

As of March 31, 2021, the Company has acquired nine commercial properties and leased a tenth property, located in Oregon and Nevada, and has entered into leases for these related entities (see Note 18). As of March 31, 2021, the buildout of these properties to support cannabis related operations was either complete or near completion.

The Company has incorporated nine wholly-owned subsidiaries –Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Holdings Agri, Inc., Opco Holdings, Inc., 7LV USA Corporation, Driven Deliveries, Inc., and Consolidated Ventures of Oregon, Inc.

With the acquisition of Driven, the Company becomes an omni-channel retailer, utilizing Driven’s proprietary logistics and user experience/customer experience (“UX/CX”) technologies. The Company will be able to offer its customers in California: (i) an “Express” delivery with a limited product selection that is usually delivered within 90 minutes or less; and (ii) a “Next Day” scheduled delivery from a larger selection of 500+ products from a Company-operated fulfillment center.

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQX exchange under the symbol “STMH”.

Going Concern

At March 31, 2021, the Company had approximate balances of cash and cash equivalents of $4.6 million, negative working capital of approximately $17 million, and an accumulated deficit of $63 million.

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

On January 4, 2018, the office of the Attorney General published a memo regarding cannabis enforcement that rescinds directives promulgated under former President Obama that eased federal enforcement. In a January 8, 2018 memo, Jefferson B. Sessions, then Attorney General of the United States, indicated enforcement decisions will be left up to the U.S. Attorney’s in their respective states clearly indicating that the burden is with “federal prosecutors deciding which cases to prosecute by weighing all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of federal prosecution, and the cumulative impact of particular crimes on the community.” Subsequently, in April 2018, former President Trump promised to support congressional efforts to protect states that have legalized the cultivation, sale and possession of cannabis; however, a bill has not yet been finalized in order to implement legislation that would, in effect, make clear the federal government cannot interfere with states that have voted to legalize cannabis. Further in December 2018, the U.S. Congress passed legislation, which the President signed on December 20, 2018, removing hemp from being included with Cannabis in Schedule I of the Act.

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

These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Should the United States Federal Government choose to begin enforcement of the provisions under the “ACT”, the Company through its wholly owned subsidiaries could be prosecuted under the “ACT” and the Company may have to immediately cease operations and/or be liquidated upon its closing of the acquisition or investment in entities that engage directly in the production and or sale of cannabis.

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

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur, additional real estate assets held by entities related to those shareholders. The Agreement also gives the Company the right of first refusal in regard to certain properties owned by the persons and entities affiliated with the parties of the Agreement so long as certain targets are met. In the quarter ended June 30, 2019, the Company issued 12,500,000 shares of its common stock for the acquisition of Consolidated Ventures of Oregon, LLC (“CVO”) and Opco Holdings, LLC (“Opco”) which comprise the entities within the Multi Party Agreement. On September 6, 2020, the Company received the regulatory approval to transfer all the licenses held under both CVO and Opco. Subsequently, the Company has completed the acquisition and as a result, the Company is no longer engaged primarily in property rental operations but has taken over the operations of its primary renters, which is the cultivation, production and sale of cannabis and related productions. Since CVO and Opco are related to the Company, the acquisition was not accounted for as a business combination at fair value under the codification sections of ASC 805. The assets and liabilities were transferred to the Company at their historical cost and the Company has included the operations of Opco and CVO for all periods presented for this period ended March 31, 2021.

The accompanying condensed consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly owned subsidiaries, Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Holdings Agri, Inc., Opco Holdings, Inc., 7LV USA Corporation, and Consolidated Ventures of Oregon, Inc., and Driven Deliveries, Inc. In addition, the Company has consolidated YMY Ventures, SAV, LLC; WCV, LLC and NVD RE, Inc. under the variable interest requirements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is primarily maintained in checking accounts. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. As of March 31, 2021, and 2020, the Company had no cash equivalents or short-term investments. The Company has not experienced any losses on deposits of cash and cash equivalents.

Accounts Receivable

Accounts receivable is shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. As of March 31, 2021, the reserve for doubtful accounts was $39 thousand.

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

During the quarter ended March 31, 2021, the Company recognized an investment loss of $51 thousand related to TIL and CGP (see Note 6).

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

During the quarter ended March 31, 2021 and 2020, the Company determined that there were not any impairments related to intangible assets.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. As of March 31, 2021, and 2020, such net operating losses were offset entirely by a valuation allowance.

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

In December 2017, the Tax Cuts and Jobs Act (TCJA or the Act) was enacted, which significantly changes U.S. tax law. In accordance with ASC 740, “Income Taxes”, the Company is required to account for the new requirements in the period that includes the date of enactment. The Act reduced the overall corporate income tax rate to 21.0%, created a territorial tax system (with a one-time mandatory transition tax on previously deferred foreign earnings), broadened the tax base and allowed for the immediate capital expensing of certain qualified property.

In the quarter ended March 31, 2021, the Company issued a significant number of new shares in its acquisition of Driven (see Note 10). The effect of these issuances is most likely, the Company and Driven have experienced the requisite change of control as promulgated under the US Internal Revenue Code section 382. The effect of this will be that going forward, the ability of the Company and Driven to utilize their respective U.S. Federal net operating loss carryforwards from prior to December 29, 2020 will be limited in its usage. In order to determine the specific effect, the Company must perform the computations required under the Internal Revenue Code, which have not yet been performed. The Company expects it will perform the required computations in the coming fiscal year.

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

Our lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on March 31, 2021 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Lease costs were $257 thousand and $426 thousand, respectively for the three and six months ended March 31, 2021. There was sublease rental income of $5 thousand and $9 thousand, respectively for the three and six months ended March 31, 2021. The Company has eight operating leases consisting with remaining lease terms ranging from 23 months to 120 months.

Lease Costs

Three Months
Ended
March 31,
2021
Components of total lease costs:
Operating lease expense	$257
Total lease costs	$257

Lease positions as of March 31, 2021

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated condensed balance sheet as follows:

March 31,
2021
Assets
Right of use asset	$3,481
Total assets	$3,481

Liabilities
Operating lease liabilities – short term	$1,088
Operating lease liabilities – long term	2,390
Total lease liability	$3,478

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	6.00
Weighted average discount rate – operating lease	9.85%

Cash Flows

Sixe Months
Ended
March 31,
2021
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	$426
Cash paydowns of operating liability	$(426)
Supplemental non-cash amounts of lease liabilities arising from obtaining:
ROU asset	$3,481
Lease Liability	$3,478

The future minimum lease payments under the leases are as follows:

2021	$586
2022	1,206
2023	777
2024	438
2025	399
Thereafter	994
Total future minimum lease payments	4,400
Less: Lease imputed interest	(922)
Total	$3,478

Disaggregation of Revenue

In the three and six months ended March 31, 2021, revenue reported is primarily from the sale of cannabis and related products accounted for under ASC 606.

The following table illustrates our revenue by type related to the three months ended March 31, 2021 and 2020, respectively:

Three Months Ended March 31,	2021	2020
Revenue
Wholesale	$1,204	$827
Retail	11,008	1,786
Rental	5	7
Other	140	3
Total revenue	12,357	2,623
Discounts and returns	(1,830)	(325)
Net Revenue	$10,527	$2,298

The following table illustrates our revenue by type related to the six months ended March 31, 2021 and 2020, respectively:

Six Months Ended March 31,	2021	2020
Revenue
Wholesale	$2,324	$1,307
Retail	15,926	2,849
Rental	9	15
Product Sales	229	-
Other	258	3
Total revenue	18,746	4,174
Discounts and returns	(2,759)	(555)
Net Revenue	$15,987	$3,619

Geographical Concentrations

As of March 31, 2021, the Company is primarily engaged in the production and sale of cannabis, which is only legal for recreational use in 15 states and D.C., with lesser legalization, such as for medical use in an additional 21 states and D.C., as of the time of these consolidated financial statements. In addition, the United States Congress has passed legislation, specifically the Agriculture Improvement Act of 2018 (also known as the “Farm Bill”) that has removed production and consumption of hemp and associated products from Schedule 1 of the Controlled Substances Act.

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of March 31, 2021 are as follows:

Net loss per share
at March 31, 2021

Convertible notes	7,223,731
Options to purchase common stock	9,578,411
Unvested restricted stock awards	-
Warrants to purchase common stock	44,791,315
61,593,457

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $32 thousand and $4 thousand three months ended March 31, 2021 and 2020, respectively. Advertising expense was $86 thousand and $25 thousand for six months ended March 31, 2021 and 2020, respectively.

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

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision–maker is its chief executive officer. The Company currently operates in one segment.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard was adopted as of October 1, 2020. As of March 31, 2021, the Company recognized additional operating liabilities of approximately $3.5 million, with corresponding ROU assets of approximately the same.

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

3. Property, Plant & Equipment

Property and equipment consist of the following (in thousands):

	March 31,	September 30,
	2021	2020

Land	$1,451	$1,451
Automobiles	122	61
Signage	19	19
Furniture and equipment	2,833	2,485
Leasehold improvements	3,443	3,455
Buildings and property improvements	12,986	12,981
Computer software	59	59
	20,913	20,511
Accumulated depreciation	(5,125)	(4,157)
Property and equipment, net	$15,788	$16,354

Depreciation expense was approximately $0.5 and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. Depreciation expense was approximately $1.0 and $0.8 million for the six months ended March 31, 2021 and 2020, respectively. Depreciation expense is included in general and administrative expense.

4. Inventory

Inventory consists of the following (in thousands):

	March 31,	September 30,
	2020	2020

Raw materials	$494	$222
Work-in-progress	318	484
Finished goods	1,831	1,089
Total Inventory	$2,643	$1,795

The Company’s inventory is related to twelve subsidiaries which are 100% owned by the Company and one subsidiary that is 50% owned by the Company. Raw materials and work-in-progress include the costs incurred for cultivation materials and live plants. Finished goods consists of cannabis products sent to retail locations or ready to be sold. No inventory reserve was recorded for the three and six months ended March 31, 2021 and 2020 due to management’s assessment of the inventory on hand.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets are assets and payments previously made, that benefit future periods. The balance as of March 31, 2021 includes the Employee Retention Tax Credit (“ERTC”) program from the U.S Treasury, as part of the COVID-19 stimulus package. The ERTC program refunds a portion of taxes paid for payroll. We accrued the amounts that we qualify for, and this reduced our payroll expenses during the quarter applied for.

Prepaid and other current assets comprised of the following:

	March 31,	September 30,
	2021	2020

Prepaid expenses	$492	$249
ERTC credits	1,953	-
Deposits and other current assets	780	203

Total prepaid expenses and other current assets	$3,225	$452

6. Equity method investments

SOK Management, LLC

During the six months ended March 31, 2021, the Company sold its remaining ownership interest in SOK Management in the amount of $200,000 and was recorded as other investment income under other income on the Company’s profit and loss statement.

Tilstar Medical, LLC

In April 2019, the Company entered into an agreement to acquire 48% of the membership interest of Tilstar Medical, LLC (“TIL”). TIL is a startup operation located in Laurel, Maryland and owns a project management company which assists in procuring licenses for the production and sale of cannabis. The purchase price for the 48% interest was $550,000 to capitalize TIL which under the operating agreement occurs upon the execution of the agreement. As of September 30, 2019, the Company had funded the $550,000 and accounted for its investment using the equity method of accounting. The Company was not made aware at time of its investment in the type and magnitude of expenses that would be funded with its investment capital and is currently in the process of renegotiating the terms of the operating agreement. During the year ended September 30, 2019, Tilstar Medical along with its partner, Stem Holdings, Inc. received a letter from the Maryland Medical Cannabis commission with notification that we received stage one pre-approval for a processor license. The Companies application ranked amongst the top nine highest scoring applications for a medical cannabis processor license. Final awards will be issued during calendar year 2021. As of March 31, 2021, and September 30, 2020, the difference between the investment and the percentage of net assets attributable to the Company’s investment was approximately $0.27 and $0.28 million, respectively. During the three and six months ended March 31, 2021 the Company recognized a minimal loss on investment related to TIL. During the three and six months ended March 31, 2020, the Company recognized a loss of $7,000 and $14,000, respectively related to TIL.

Community Growth Partners, Inc

On January 6, 2020, the Company issued a convertible promissory note to Community Growth Partners Holdings, Inc., (“CGS”) which will act as a line of credit. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding principal together with interest on the unpaid principal balance upon the date that is twelve months after the effective date and shall be payable as follows: (a)The Company agrees to make several loans to CGS from time to time upon request of CGS in amounts not to exceed the principal sum of $2,000,000, (b) Payment of principal and interest shall be immediately available funds, (c) This note may be prepaid in whole or in part at any time without premium or penalty. Any partial prepayment shall be applied against the principal amount outstanding, (d) The unpaid principal amount outstanding under this note shall bear interest commencing upon the first advance at the rate of 10% per annum through the maturity date, calculated on the basis of a 365-day, until the entire indebtedness is fully paid, (e) Upon the closing of a $2,000,000 financing by the Company, all of the principal and interest shall automatically convert into equity shares of CGS at the price obtained by the qualified financing. As of September 30, 2020 portion of the note was converted into 7.0 % equity. In March 2021, the balance of a note receivable was converted into an additional 7% equity leaving an equity investment of 14%. Accrued interest of $24,184 is outstanding as of March 31, 2021.

7. Note Receivable

On January 4, 2020, the Company issued a $355,000 promissory note to Community Growth Partners Holdings, Inc., (“CGS”). CGS is a cannabis license holder in Massachusetts. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding balance together with interest the date that is six months after the opening of the Great Barrington Dispensary which was opened September 2020. As of March 31, 2021 the principal and interest balance of the note is $401,160.

On October 1, 2020, the Company issued a $100,000 promissory note to Bushman Holdings, Inc., (“BHI”) BHI is a CBD Cannabis holding company in Florida. During the three months ended March 31, 2021, the Company issued additional promissory notes totaling $150,000. Subject to the terms and conditions of the notes, BHI promises to pay the Company all of the outstanding balance on or before January 1, 2022. As of March 31, 2021 the outstanding balance of the promissory notes is $250,000.

8. Consolidated Asset Acquisitions

YMY Ventures LLC

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY Ventures LLC (“YMY”). YMY is a startup operation located near Las Vegas, Nevada and owns licenses for the production and sale of cannabis. The purchase price for the 50% interest was $750,000, with the first $375,000 paid into escrow upon signing, with the final $375,000 due upon closing, which under the agreement occurs when the license is transferred by the Nevada Department of Taxation and receipt of approval in transfer of ownership by the Division of Public and Behavioral Health of the City of North Las Vegas. As of June 30, 2019, the Company had funded the $375,000 into escrow and had provided the joint venture with additional funds primarily in the form of payments for work performed to acquire four licenses from the Nevada Department of Taxation in the amount of approximately $690,238. As of February 28, 2019, the Nevada Department of Taxation approved the change of ownership for four medical and recreational cultivation and production licenses held by YMY Ventures now owned by Stem Holdings, Inc. Pursuant to the agreement, the escrowed amount of $375,000 was released and an additional payment of $67,500 was issued in August 2019. The balance of $307,500 was being held and negotiated with the partners due to the additional funds over and above the original obligation to provide tenant improvements of $650,000. Non-controlling interest of $790,000, in connection with this asset acquisition, is included in investment in affiliates. As of the date of this filing, the balance has been paid in full including interest and attorney’s fees.

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

In May 2020, the Company acquired an additional 12.5% interest in NVD by issuing 386,035 common shares at par value of $0.001 which resulted in a to total investment of 50%.

West Coast Ventures

On March 29, 2019, the Company entered into a definitive agreement to acquire Western Coast Ventures, Inc. (“WCV”). At the time of acquisition, WCV was a shell with cash of $2,000,000 and a 51% ownership with ILCA Holdings, Inc. (“ILCA”). At the time of acquisition of WCV, ILCA was also a shell with no operations, which has been issued a limited Conditional Use Permit for a Marijuana Production Facility (a “MPF”) by the City of San Diego, California, which will only be granting a total of 40 MPFs. As consideration for the acquisition, the Company issued 2,500,000 shares of its common stock, with a fair value of approximately $4.4 million or $1.47 per share, the Company’s closing stock price on March 29, 2019. The Company recorded $2.0 million of cash acquired and a $2.4 million investment in ILCA. The Company has recorded $3.8 million intangible assets (cannabis licenses) in connection with the acquisition of WCV and a $1.35 million non-controlling interest in connection with this acquisition. Included in Intangible assets, as of March 31, 2021, and September 30, 2020, the Company reported $1.35 million related to this acquisition.

9. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows (in thousands):

	As of September 30, 2020
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$597	$(48)	$549	50.0%
ILCA	1,288	(240)	1,048	49.0%
YMY Ventures, Inc.	447	(204)	243	50.0%
	$2,332	$(492)	$1,840

	As of March 31, 2021
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$549	$(24)	$525	50.0%
Western Coast Ventures, Inc.	1,048	(99)	949	49.0%
YMY Ventures, Inc.	243	18	261	50.0%
	$1,840	$(105)	$1,735

10. Business Combination

Seven Leaf Ventures Corp. (“7LV”)

In March 2020, the Company acquired 100% of the voting interest in Seven Leaf Ventures Corp. (“7LV”), a private Alberta corporation, and its subsidiaries, pursuant to the terms of a share purchase agreement dated March 6, 2020. 7LV owns Foothills Health and Wellness, a medical dispensary, in the greater Sacramento, California area. In connection with the acquisition, the Company issued 12,085,770 shares of common stock to former shareholders of 7LV (“7LV Shares”). The Company also issued a replacement 10% unsecured convertible debentures in the aggregate principal amount of C$3,410 ($2,540 USD) (the “Replacement Debentures”), convertible into shares at a conversion price of C$1.67 per share at any time prior to May 3, 2021, to former holders of unsecured convertible debentures of 7LV. As part of the Acquisition, the Company assumed the obligations of 7LV with respect to the common share purchase warrants of 7LV outstanding on the closing of the acquisition, subject to appropriate adjustments to reflect the exchange ratio. Accordingly, the Company has assumed 1,022,915 common share purchase warrants (the “Warrants”), exercisable into shares at an exercise price of C$2.08 per share at any time prior to May 3, 2021, 299,975 Warrants, exercisable into shares at an exercise price of C$4.17 per share at any time prior to March 31, 2021 and 999,923 Warrants, exercisable into shares at an exercise price of C$0.50 at any time prior to October 10, 2020. Following the completion of the acquisition, 7LV is now a wholly owned subsidiary of the Company.

The table below shows the warrant liability and embedded derivative liability recorded in connection with the 7LV convertible notes and the subsequent fair value measurement during the quarter ended March 31, 2021 in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2020	$60	$54
Issuance	-	-
Change in fair value	(60)	(39)
Balance as of December 31, 2020	-	15
Issuance
Change in fair value	-	-
Balance as of March 31, 2021	$-	$15

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

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Driven convertible notes and the subsequent fair value measurement during the six months ended March 31, 2021 in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2020	$-	$-
Warrants acquired	9,000	-
Warrants converted into equity	(4,589)
Change in fair value	5,887	-
Balance as of March 31, 2021	$10,298	$-

The following unaudited proforma condensed consolidated results of operations have been prepared as if the acquisition of Driven had occurred October 1, 2019.

	Six months ended	Six months ended
	March 31, 2021	March 31, 2020
Revenue	$21,668	$7,069
Net income (loss)	$(12,795)	$(34,263)

Purchase Price Allocation

As of December 29, 2020, the Company allocated the purchase consideration to the fair value of the assets acquired and liabilities assumed as summarized in the table below (in thousands):

Consideration Paid (in thousands)
Estimated fair value of common stock issued	$42,825
Estimated fair value of warrants issued	9,000
Estimated fair value of options issued	500
Estimated fair value of debt assumed	4,389
Total consideration paid	$56,714

Assets acquired: (in thousands)
Cash and cash equivalents	$-
Fixed assets	47
Other Assets	1,526
Goodwill	9,846
Intangible assets	48,200
Total assets acquired	$59,619

Liabilities assumed: (in thousands)
Accrued expenses and other current liabilities	(2,905)
Total liabilities assumed	$(2,905)
Net assets acquired (in thousands)	$56,714

The goodwill of $9.8 million will not be deductible for income tax purposes.

11. Intangible Assets, net

Intangible assets as of March 31, 2021 and September 2020 (in thousands):

	Estimated Useful Life	Cannabis Licenses	Tradename	Customer Relationship	Non-compete	Technology	Accumulated Amortization	Net Carrying Amount
Balance as September 30, 2020		$12,679	$458	$643	$220	$-	$(730)	$13,270
YMY Ventures	15	-	-	-	-	-	(25)	(25)
Western Coast Ventures, Inc.	15	-	-	-	-	-	(82)	(82)
Yerba Buena	3-15 years	-	-	-	-	-	(86)	(86)
Foothill (7LV)	15	-	-	-	-	-	(261)	(261)
Driven Deliveries	10-15 years	44,000	1,800	600	-	1,800	(856)	47,344
Other	5	-	-	-	-	-	-	-
Balance as March 31, 2021		$56,679	$2,258	$1,243	$220	$1,800	$(2,040)	$60,160

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes. Amortization expense for the three and six months ended March 31, 2021 was $1,049 and $1,294, respectively. Amortization expense for the three and six months ended March 31, 2020 was $137 and $258, respectively.

The following table is a runoff of expected amortization in the following 5-year period as of December 31:

2021	$3,110
2022	4,147
2023	4,147
2024	4,147
2025	4,147
Thereafter	40,462
$60,160

12. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2021	September 30, 2020
Accounts payable	3,841	$1,784
Accrued credit cards	41	41
Accrued interest	126	134
Accrued payroll	1,052	616
Other	3,021	408
Total Accounts Payable and Accrued Expenses	$8,081	$2,983

13. Notes Payable and Advances

The following table summarizes the Company’s short-term notes and advances, acquisition note payable, due to related party loans, and long-term debt, mortgages as of the quarter ended March 31, 2021 and year ended September 30, 2020:

	March 31,	September 30,
	2021	2020
Equipment financing	$35	$27
Insurance financing	222	177
Mortgages payable	-	923
Promissory note	418	2,298
Settlement payable	159	-
Due to related party	81	200
	$915	$3,625
Acquisition notes payable	802	665
Total notes payable and advances	$1,717	$4,290

Note payable - long term	129	-
Long-term mortgages	4,785	3,685
Total long term debt	$4,914	$3,685

Equipment financing

In Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of March 31, 2021, the obligation outstanding is $442. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

November 2017, the Company entered into a promissory note in the amount of $21,749 from a vendor of the Company to finance the acquisition of a security electronics system in one of its properties. The promissory note bears an interest rate of 18% per annum and contains a 10% servicing fee. The note matures 24 months after issuance and is secured by certain security electronics purchased with proceeds of the note. This vendor is now out of business, consequently, the Company recorded the balance of the note payable of $14,950 as a gain on forgiveness of debt in the six months ended March 31, 2021.

Pursuant to the Company’s acquisition of Yerba Buena the Company assumed a note payable obligation dated July 2017 related to a tractor which had a 60-month premium finance agreement. The principal amount was $28,905. The note bears no annual interest rate and requires the Company to make sixty monthly payments of $482 over the term of the note. As of March 31, 2021, the obligation outstanding is $7,202. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

January 2021, the Company entered into a promissory note in the amount of $27,880 for the acquisition of a truck. The promissory note bears an interest rate of 13.29% per annum and is secured by the financed vehicle. The note has a sixty-month term with monthly payment of $642. As of March 31, 2021, the balance outstanding is $27,210.

Insurance financing

Effective February 7, 2020, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $300,150. The note bears an annual interest rate of 7.46%. The Company paid $60,255 as a down payment on February 7, 2020, the note requires the Company to make 9 monthly payments of $22,718 over the remaining term of the note. This note was paid in full in January 2021.

Effective February 17, 2021, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $243,284. The note bears an annual interest rate of 7.46%. The Company paid $47,100 as a down payment on February 17, 2021, the note requires the Company to make 10 monthly payments of $17,835 over the remaining term of the note. As of March 31, 2021, the obligation outstanding is $178,349.

Effective July 31, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $53,325. The note bears an annual interest rate of 7.5%. The Company paid $15,602 as a down payment on July 31, 2020, the note requires the Company to make 10 monthly payments of $3,772 over the remaining term of the note. As of March 31, 2021, the obligation outstanding is $7,555.

Effective July 31, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $78,056. The note bears an annual interest rate of 7.5%. The Company paid $22,984 as a down payment on July 31, 2020, the note requires the Company to make 10 monthly payments of $5,507 over the remaining term of the note. As of March 31, 2021, the obligation outstanding is $11,014.

Effective May 24, 2020, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $16,777. The note bears an annual interest rate of 8.7%. The Company paid $3,485 as a down payment on May 24, 2020, the note requires the Company to make 9 monthly payments of $1,339 over the remaining term of the note. This note was paid in full in January 2021.

Effective July 16, 2020, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $10,629. The note bears an annual interest rate of 11%. The Company paid $4,009 as a down payment on July 16, 2020, the note requires the Company to make 9 monthly payments of $736 over the remaining term of the note. As of March 31, 2021, the obligation outstanding is $736.

Effective September 30, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $2,611. The note bears an annual interest rate of 7.0%. The Company paid $1,043 as a down payment on September 30, 2020, the note requires the Company to make 10 monthly payments of $157 over the remaining term of the note. As of March 31, 2021, the obligation outstanding is $627.

Effective November 7, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $6,675. The note bears an annual interest rate of 11.4%. The Company paid $1,371 as a down payment on November 7, 2020, the note requires the Company to make 10 monthly payments of $530 over the remaining term of the note. As of March 31, 2021, the obligation outstanding is $2,652.

Effective December 4, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $9,920. The note bears an annual interest rate of 12.8%. The Company paid $2,383 as a down payment on December 4, 2020, the note requires the Company to make 10 monthly payments of $754 over the remaining term of the note. As of March 31, 2021, the obligation outstanding is $5,276.

Effective February 24, 2021, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $23,014. The note bears an annual interest rate of 7.369%. The Company paid $4,871 as a down payment on March 16, 2021, the note requires the Company to make 10 monthly payments of $1,814 over the remaining term of the note. As of March 31, 2021, the obligation outstanding is $16,328.

Short-term mortgages payable

On January 16, 2018, the Company consummated a “Contract for Sale” for a Farm Property in Mulino Oregon (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. No amount was recorded for the premium for the below market rate feature of the note as it was immaterial. The note is secured by a deed of trust on the property. The Company performed an analysis and determined that the rate obtained was below market, however, no premium was recorded as the Company determined it was immaterial. As of March 31, 2021, the balance due of $922,500 including interest and fees in the amount of $144,486 was satisfied in full through the Company obtaining a new mortgage on the property (see Long-term mortgages below).

Promissory note

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The notes mature in July 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory notes, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per share. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. In May 2020, the Company made a principal payment of $20,000. As of March 31, 2021, these obligations were converted into equity.

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The note matures in October 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory note, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. As of March 31, 2021, the obligation outstanding is $500,000 and the balance is $418,578, net of debt discount of $82,422. The Company was notified that the maturity dates on these notes have been extended for the near-term.

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

In July 2020, the Company’s wholly owned subsidiary in Oregon received loan proceeds of $220,564 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated July 09, 2020, between the Company and Cross River Bank as the lender, matures on July 09, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of March 31, 2021, the obligation outstanding of $220,565 was forgiven and recorded as other income.

The Company received loan proceeds of $266,820 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated May 01, 2020, between the Company and Transportation Alliance Bank as the lender, matures on May 01, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of March 31, 2021, the obligation outstanding of $266,820 was forgiven and recorded as other income.

The Company’s related entity received loan proceeds of $245,400 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated June 03, 2020, between the Company and Coastal States Bank as the lender, matures on June 03, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of March 31, 2021, the obligation outstanding of $245,400 was forgiven and recorded as other income.

The Company’s subsidiary received loan proceeds of $62,500 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated June 25, 2020, between the Company and First Home Bank as the lender, matures on June 25, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of March 31, 2021, the obligation outstanding of $62,500 was forgiven and recorded as other income.

The Company’s subsidiary received loan proceeds of $140,407 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated July 15, 2020, between the Company and Cross River Bank as the lender, matures on December 30, 2020 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of March 31, 2021, the obligation outstanding of $140,407 was forgiven and recorded as other income.

Settlement payable

As part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a settlement payable related to an employment claim where Driven shall pay certain employees a total of $250,451. This settlement is payable in equal bi-monthly payments over a period of seventeen (17) Months (36 pay periods), beginning in February 2021. As of March 31, 2021, the settlement payable is presented on the balance sheet in the amount of $159,011.

Due to related parties

During November 2017, one of the Company’s controlled subsidiaries entered into a Promissory Note with a face value of $80,000 with a corporate entity that has shareholders, officers and directors in common with the Company. The Note bears interest at a rate of 6% per annuum and was due one year from the date of issue. The note currently in default is due on demand. As of March 31, 2021, the obligation outstanding is $80,000.

As of March 31, 2021, the Company had a related party loan payable of $1,000 payable to the Company’s officer.

Acquisition notes payable

In April 2019, the Company entered into promissory note with a principal balance of $400,000 related to its acquisition of Yerba Buena, Oregon LLC. The note was issued on April 8, 2019 and is due on April 8, 2021. The note has a coupon interest rate of 8%. The note required 12 monthly payments of $2,667, then an additional 12 monthly payments of $16,667 and then a final balloon payment of the remaining principal and accrued interest. In March 2021, the Company paid $61,860 of the principal balance of the promissory note. The remaining balance of $295,859 was converted into equity.

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY. The purchase price for the 50% interest was approximately $0.8 million. In connection with this agreement, as of September 30, 2019, the Company has paid approximately $500,000 and recorded a note payable of $307,500. In January 2021, the Company paid the $307,500 balance of the note payable.

As part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a acquisition liabilities totaling $2,000,418. These liabilities related to a California’s Private Attorney General Act (“PAGA”) labor claims, liabilities related to a Purchase Agreement for certain assets, and a settlement related to a prior acquisition. In February 2021, the Company executed a settlement agreement to remove $850,000 of debt and retire 5,000,000,000 warrants in exchange for 500,000 common shares of restricted stock. In March 2021, the Company paid $612,291 of debt and recorded forgiveness of debt of $37,708 related to another settlement agreement. As of March 31, 2021, the total assumed liabilities are $930,763, the current portion of this obligation is $801,660.

Long-term debt, mortgages

In January 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began February 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on January 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of March 31, 2021, the obligation outstanding is $400,000.

In March 2020, the Company executed a $1,585,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began April 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2023, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $120,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of March 31, 2021, the obligation outstanding is $1,585,000.

In March 2020, the Company executed a $400,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began May 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2022, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $38,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of March 31, 2021, the obligation outstanding is $400,000.

In March 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began April 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on March 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of March 31, 2021, the obligation outstanding is $700,000.

In July 2020, the Company executed a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 14% per annum. Monthly interest only payments began August 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on July 31, 2023, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of March 31, 2021, the obligation outstanding is $200,000.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. As of September 30, 2019, the balance due totals $300,000. In August 2020, the Company refinanced this obligation and paid the $300,000 balance. The refinanced mortgage term is 36 months and includes and interest rate of 14% and monthly interest only payments of $4,666,67. As of March 31, 2021, the balance due totals $400,000.

In November 2020, the Company executed a mortgage payable on property located in Mulino, Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began December 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on November 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of March 31, 2021, the obligation outstanding is $1,100,000.

The following is a table of the 5-year runoff of our long-term debt as of December 31:

2021	$-
2022	2,600
2023	2,185
2024	-
2025	-
Thereafter	-
$4,785

14. Convertible debt

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

The Company has agreed to use its best efforts to obtain the Receipt and Registration within six months following the closing of the Offering. If the Receipt and Registration have not been obtained on or before 5:00 p.m. (PST) on the date that is 120 days following the closing of the Offering, each unexercised CD Special Warrant will thereafter entitle the holder thereof to receive, upon the exercise thereof and at no additional cost, 1.05 Convertible Debenture Units per CD Special Warrant (instead of 1.0 Convertible Debenture Unit per CD Special Warrant). Until the Receipt and Registration have been obtained, securities issued in connection with the Offering (including any underlying securities issued upon conversion or exercise thereof) will be subject to a six (6)-month hold period from the date of issue. Since the CD Special Warrants were exchanged for Convertible Debenture Units after six (6) months as U.S. and Canadian registrations were not effective at that time, the holders received 1.05 Convertible Debenture Units per CD Special Warrant.

The brokered portion of the Offering (CDN $2.5 million, $1.9 million USD) was completed by a syndicate of agents (collectively, the “Agents”). The Company paid the Agents a cash commission equal to 7.0% of the gross proceeds raised in the brokered portion of the Offering. As additional consideration, the Company issued the Agents such number of non-transferable broker convertible debenture special warrants (the “Broker CD Special Warrants”) as is equal to 7.0% of the number of CD Special Warrants sold under the brokered portion of the Offering. Each Broker CD Special Warrant shall be exchanged, on the same terms as the CD Special Warrants, into broker warrants of the Company (the “Broker Warrants”). Each Broker Warrant entitles the holder to acquire one Convertible Debenture Unit at an exercise price of CDN $1,000, until the date that is 24 months from the closing date of the Offering. The distribution of the Broker Warrants issuable upon the exchange of the Broker CD Special Warrants shall also be qualified under the Qualification Document and the resale of the common shares underlying the Broker Warrants will be registered under the Registration Statement. The Company also paid the lead agent a commission noted above of CDN$157,290, corporate finance fee equal to CDN $50,000 in cash and as to $50,000 in common shares of the Company at a price per share of CDN$3.00 plus additional expenses of CDN$20,000. In addition, the Company paid the trustees legal fees of CDN$181,365. In total the Company approx. USD $0.32 million in fees and expenses associated with the offering.

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

The Company valued the warrants granted using the Black-Scholes pricing model and determined that the value at grant date was approximately $424,000 USD (this includes the warrants issued as part of the penalty for failure to timely file the required registration statement under the indenture agreement). The significant assumptions used in the valuation are as follows:

Fair value of underlying common shares	$1.78 to $2.10
Exercise price (converted to USD)	$2.93
Dividend yield	-
Historical volatility	85%
Risk free interest rate	1.4% to 1.9%

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

In April 2020, the Company received approval of the holders Warrant holders of the warrants and the holders debenture holders of the Convertible Debentures to reprice the convertible securities issued in connection with the Company’s special warrant financing, which closed on December 27, 2018 and June 14, 2019. The share purchase warrants of the Company issued in connection with the financing will be repriced to C$1.50 per Common Share and the convertible debentures of the Company issued in connection with the financing will be repriced to C$1.15 per common share. Additionally, the Debenture holders have approved the following amendments to the terms of the convertible debentures: (i) an extension to the maturity date of the convertible debentures to three years from the date of issuance; and (ii) an amendment to permit the Company to force the conversion of the principal amount of the then outstanding convertible debentures and any accrued and unpaid interest thereof at the new conversion price on not less than June days’ prior written notice if the closing trading price of the shares of common stock of the Company’s common shares exceeds C$1.90 for a period of 10 consecutive trading days on the CSE. The Warrant holders have also approved the inclusion of an early acceleration feature in accordance with the policies of the Canadian Securities Exchange, permitting the Company to accelerate the expiry date of the warrants should the closing trading price of the Common Shares exceed C$1.87 for a period of 10 consecutive trading days on the CSE. As of March 31, 2021, the convertible debt related to the above debentures is $2,877 thousand, net of $2 thousand foreign currency gain.

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Canaccord convertible notes and the subsequent fair value measurement during the six months ended March 31, 2021 in USD, (in thousands):

	Warrant Liability	Derivative Liability

Balance at September 30, 2020	$67	$592
Change in fair value	(20)	(223)
Balance at December 31, 2020	47	369
Change in fair value	(18)	(34)
Balance at March 31, 2021	$29	$335

Driven

As part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a convertible promissory note with a principal of $1,050,000. The note accrues interest at a rate of 8% per annum. The note converts to the Company’s common stock at a rate of $0.50 per share. This note has an original issuance discount of $50,000. The proceeds of the note were paid out in two tranches, the first for $787,500 upon the execution of the note and the second for $262,500 30 days after the original funding. Each tranche will be due 12 months from the date of the funding. The Company can prepay the note as follows: if the note is outstanding for less than 90 days than 105% of the principal will be paid, at 91-120 day 110% of the principal will be paid, at 121-180 days 115% of the principal will be paid, and at 181-365 days 120% of the principal will be paid. So long as this note is outstanding, upon any issuance by the Company or any of its subsidiaries of any convertible debt security (whether such debt begins with a convertible feature or such feature is added at a later date) with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the holder in this Note, then the Company shall notify the holder of such additional or more favorable term and such term, at the holder’s option, shall become a part of this note and its supporting documentation. The types of terms contained in the other security that may be more favorable to the holder of such security include, but are not limited to, terms addressing conversion discounts, terms addressing maturity, conversion look back periods, interest rates, original issue discount percentages and warrant coverage. The Company notes the agreement included certain make-whole provisions related to the issuance of these shares which resulted in a liability. On February 26, 2021, the Company executed a conversion and satisfaction agreement resulting in the conversion of $831,110 principal balance of this promissory note. As of March 31, 2021, the outstanding balance on this obligation is $186,000, net of the debt discount of $21,802. As of the date of this filing the balance of this obligation has been fully converted.

As part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a convertible promissory note with a principal of $50,000. The note accrues interest at a rate of 10% per annum. The note converts to the Company’s common stock at a rate of $0.50 per share. The interest on the promissory note is to be paid quarterly in arrears on the fifth day of each calendar quarter. The principal amount of the note is due on the maturity date of June 30, 2021. As of March 31, 2021, the outstanding balance on this obligation is $50,000.

The table below shows the net amount of convertible notes as of March 31, 2021 in USD (in thousands):

March 31, 2021
Principal value of 8%, convertible at $0.91 at March 31, 2021, due December 27, 2021 including penalty provision of $155,239	$2,879
Principal value of 10%, convertible at $1.32 at March 31, 2021, due May 30, 2021 (see Note 10), as of the date of this filing the balance of this obligation has been fully converted	2,637
Principal value of various convertible notes, convertible at $0.50 at December 31, 2020, due June – August, 2021	236
Debt discount	-
Cumulative foreign currency impact	(2)
Carrying value of convertible notes	$5,750

Additionally, as part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a convertible promissory note with a principal of $805,000 payable to a related party. The note accrues interest at a rate of 10% per annum. The note converts to the Company’s common stock at a rate of $0.50 per share. Beginning January 1, 2021, $15,000 of principal is payable per month in addition to 50% of owed interest. Beginning April 1, 2021, 10% of the Company’s monthly cash flow, as defined will also be paid and applied to the principal of the note. The principal amount of the note along with accrued interest is due on the maturity date of June 1, 2025. As of March 31, 2021, the outstanding balance on this obligation is $805,000.

15. Fair Value Measurements

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2021 (in thousands):

	Fair value measured at March 31, 2021
		Quoted prices in active	Significant other	Significant
		markets	observable inputs	unobservable inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$10,866	$-	$-	$10,866
Embedded derivative liability	350	-	-	350
Total fair value	$11,216	$-	$-	$11,216

There were no transfers between Level 1, 2 or 3 during the quarter ended March 31, 2021.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended March 31, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

		Embedded
	Warrant Liability	Derivative Liability	Total
Balance – September 30, 2020	$257	$592	$849
Warrants granted for services	11	-	11
Warrants issued pursuant to acquisition (see Note 10)	9,000	-	9,000
Change in fair value	(90)	(208)	(298)
Balance – December 31, 2020	9,178	384	9,562
Change in fair value	6,278	(34)	6,244
Warrants forfeited due to settlement agreement	(4,590)	-	$(4,590)
Balance – March 31, 2021	$10,866	$350	$11,216

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of March 31, 2021 and September 30, 2020 is as follows:

	Warrant Liability
	As of	As of
	March 31, 2021	September 30, 2020
Strike price	$.49	$0.36 to $2.96
Contractual term (years)	3.06	1 to 3
Volatility (annual)	93%	100%
Risk-free rate	0.4%	0.28%
Dividend yield (per share)	0%	0%

	Embedded Derivative Liability
	As of	As of
	March 31, 2021	September 30, 2020
Strike price	$1.10	$1.12
Contractual term (years)	0.8	1.5
Volatility (annual)	115%	101%
Risk-free rate	5.00%	0.25%
Dividend yield (per share)	0.00%	0.00%
Credit spread	14% to 16%	11.21%

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

Preferred shares

The Company had two series of preferred shares designated with no preferred shares issued and outstanding as of March 31, 2021 and September 30, 2020.

Common shares

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

During the quarter ended March 31, 2021, the Company issued 1,464,009 shares of its common stock valued at $868,250 as stock-based compensation.

During the quarter ended March 31, 2021, the Company issued 1,262,500 shares of its common stock related to various consulting agreements for a fair value of approximately $1,097,500 or $0.87 per share.

During the quarter ended March 31, 2021, the Company issued 300,000 shares of its common stock with a fair value of $210,000 on behalf of its Michigan joint venture partner into escrow pursuant to a security agreement related to the commercial lease.

During the quarter ended March 31, 2021, the Company converted $1,975,965 of principal balance related to convertible debt in exchange for 4,054,206 shares of the company’s common stock. The Company also issued 164,366 common shares in satisfaction of interest payments owed of $121,631.

During the quarter ended March 31, 2021, the Company issued 500,000 shares of its common stock in connection with a settlement agreement for settlement liability of $5,439,855.

Pursuant to a prospectus the Company has been tendered $1.0 million and will issue 2,332,506 common shares.

During the quarter ended March 31, 2021, the Company raised $4,934,376 for the issuance of 12,097,065 shares of its common stock in connection with a private placement memorandum.

17. Stock Based Compensation

Stock Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options for options granted in 2019. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. During the six months ended March 31, 2021, pursuant to an employment agreement the Company issued 100,000 stock options.

The fair value of options granted during the six months ended March 31, 2021 and 2020 were estimated using the following weighted-average assumptions:

Options:

	March 31, 2021	March 31, 2020
Exercise price	$0.30 - $2.40	$0.94 - $2.40
Expected term (years)	2.0 - 4.0	2.0 - 4.0
Expected stock price volatility	95.7% - 188.6%	108.8% - 188.6%
Risk-free rate of interest	.94% - 2.96%	1.56%
Expected dividend rate	0%	0%

A summary of option activity under the Company’s stock option plan for the six months ended March 31, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of October 1, 2019	3,210,416	$2.45	$-	2.1
Granted	2,362,500	0.33	-	2.89
Outstanding as of September 30, 2020	5,572,916	$1.77	$-	1.4
Granted	100,000	$0.40	$-	2.8
Outstanding as of December 31, 2020	5,672,916	$1.73	$-	1.2
Granted	-	$-	$-	-
Outstanding as of March 31, 2021	5,672,916	$1.73	$-	1.10

Estimated future stock-based compensation expense relating to unvested stock options was nominal as of March 31, 2021 and 2020. Weighted average remaining contractual life of the options is .9 years.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was comprised of the following (in thousands):

	Three months ended March 31,
	2021	2020
Stock grants	$1,965	$1,105
Stock options	78	200
Warrants	18	105
Total stock-based compensation	$2,061	$1,410

Stock-based compensation expense for the six months ended March 31, 2021 and 2020 was comprised of the following (in thousands):

	Six months ended March 31,
	2021	2020
Stock grants	$3,116	$1,187
Stock options	139	615
Warrants	150	105
Total stock-based compensation	$3,405	$1,907

18. Commitments and contingencies

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, his also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth. In the period ended March 31, 2021, the Company’s accounts with a major money center bank were closed as the bank would not allow the Company to continue to use its banking network. The Company is in the process of creating a banking relationship with another institution.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. The lease requires the Company to pay a starting base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017 and continues through November 31, 2026 at a starting rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of March 31, 2021, Company eliminates this rental income in consolidation.

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

As of March 31, 2021, the Company has acquired interests in several entities more fully described in Note 6 and Note 8. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States. As of March 31, 2021, Company estimates that its investees will need up to approximately $2 million to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development.

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

The Company, as of March 31, 2021 executed an Agency Agreement and in consideration of the services rendered by the Agent and in connection with the Offering, the Company has agreed to pay the Agent, on the Closing Date a commission equal to 7% of the gross proceeds of the Offering (including in respect of any exercise of the Over-Allotment Option, if any) payable in cash (the “Agent’s Commission”), subject to a reduced fee equal to 1% for Units sold to certain purchasers designated by the Company on a president’s list (the “President’s List”). In addition the Agent will receive a number of share purchase warrants (the “Broker Warrants”) to purchase up to that number of shares of common stock of the Company (each, a “Broker Share”) that is equal to 7% of the aggregate number of Units issued under the Offering (including any Additional Units (as hereinafter defined) issued upon exercise of the Over-Allotment Option, if any), subject to a reduced number of Broker Warrants equal to 3.5% of the Units sold to purchasers on the President’s List, at an exercise price of $0.55 CAD per Broker Share, exercisable for a period of 24 months following the Closing Date. Pursuant to the Agency Agreement, the Company also agreed to pay to the Agent a corporate finance fee of $100,000 CAD (the “Corporate Finance Fee”), such Corporate Finance Fee to be payable as to $50,000 CAD in cash and as to $50,000 CAD by the issuance of 90,909 shares of common stock of the Company (the “Corporate Finance Fee Shares”) at the Offering Price. After deducting the Agent’s Commission (assuming no President’s List purchasers), the estimated expenses of the Offering of $350,000 CAD and the cash portion of the Corporate Finance Fee, which will be paid out of the general funds of the Company. The Company has also granted to the Agent an over-allotment option (the “Over-Allotment Option”), exercisable in whole or in part, at the Agent’s sole discretion, to purchase up to an additional 15% of the number of Units sold pursuant to the Offering, being up to an additional 2,590,909 Units in the case of the Maximum Offering (the “Additional Units”), each Additional Unit to be comprised of one Unit Share and one Warrant, at the Offering Price to cover the Agent’s over-allocation position, if any, and for market stabilization purposes. The Over-Allotment Option is exercisable, in whole or in part, at any time or times until the date that is 30 days immediately following the Closing Date. A purchaser who acquires Additional Units forming part of the Agent’s over-allocation position acquires such Additional Units under this Prospectus, regardless of whether the over-allocation position is ultimately filled through the exercise of the Over-Allotment Option or secondary market purchases. If the Over-Allotment Option is exercised in full, the total Price to the Public, Agent’s Commission and Net Proceeds to the Company (before deducting expenses of the Offering and assuming no President’s List purchasers) will be $9,200,000 CAD, $644,000 CAD and $8,556,000 CAD, respectively, in the case of the Minimum Offering and, $10,925,000 CAD, $764,750 CAD and $10,160,250 CAD, respectively, in the case of the Maximum Offering. Pursuant to the terms of the Agency Agreement, all subscription funds received from subscribers will be retained in trust by the Agent until the Minimum Offering is obtained. Once the Minimum Offering has been obtained, the sale of the Units shall be completed in accordance with the Agency Agreement. To date, all funds have been subscribed and will be held in escrow for final approval.

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

Chord Advisors, LLC v. Stem Holdings, Inc., et. al.

On June 5, 2020 Chord Advisors, LLC (“Chord”) filed a Complaint in the Circuit Court of the Fifteenth Judicial District in and for Palm Beach County, Florida (Case # 502020CA006097) alleging that Stem Holdings, Inc. owes Chord approximately $260,000 on account of fees for accounting services accrued pursuant to a Letter of Agreement dated October 2019. On July 6, 2020, the Company filed an Answer and Affirmative Defenses to the Complaint. As of April 16, 2021, a joint stipulation for the order of dismissal with prejudice was recorded.

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

19. Subsequent events

Subsequent to March 31, 2021, pursuant to certain employment and consulting agreements the Company issued 962,500 common shares.

Subsequent to March 31, 2021, the Company tendered a repayment of the entire principal amount of its 10% unsecured convertible debentures, being C$3,260,000, through the issuance of 5,258,053 shares of common stock of the Corporation to the holders of the Debentures in accordance with the terms of the trust indenture between the Corporation and Olympia Trust Company dated December 27, 2018, as amended and supplemented. The Corporation also made a cash payment of approximately US$30,000 to the holders of the Debentures in respect of accrued and unpaid interest as of May 3, 2021, being the maturity date of the Debentures.

Subsequent to March 31, 2021, the Company entered into an offering led by Canaccord Genuity Corp. (the “Agent”) on a ‘commercially reasonable efforts’ basis and consisted of the sale of 16,926,019 Units (including 1,471,291 Units pursuant to the partial exercise of the over-allotment option by the Agent) at a price of C$0.55 per Unit for aggregate gross proceeds of C$10,309,210 (including C$809,210.05 pursuant to the partial exercise of the over-allotment option by the Agent). Each Unit is comprised of one share in the common stock of the Company (each a “Unit Share”) and one share purchase warrant of the Company (each, a “Warrant”). Each Warrant is exercisable to acquire one share in the common stock of the Company (each, a “Warrant Share”) until April 23, 2023 at a price per Warrant Share of C$0.68, subject to adjustment in certain events. The net proceeds raised under the Offering will be used for working capital and in furtherance of some or all of the business objectives described in the final short form prospectus of the Company dated April 19, 2021 (the “Final Prospectus”). The Company has given notice to list the Unit Shares and the Warrant Shares on the Canadian Securities Exchange (the “Exchange”). Listing will be subject to the Company fulfilling all of the requirements of the Exchange. Concurrent with the Offering, the Company also conducted a non-brokered offering in the United States of 972,092 units of the Company at a price of US$0.43 per unit for aggregate gross proceeds of approximately US$420,000 under the terms of a registration statement on Form S-1, as amended, filed with the United States Securities and Exchange Commission under the U.S. Securities Act on January 5, 2021.

As part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a convertible promissory note with a principal of $1,050,000. As of March 31, 2021, the outstanding balance on this obligation is $186,000, net of the debt discount of $21,802. Subsequent to March 31, 2021, the Company issued 68,000 common shares related to the convertible debt. This obligation is fully converted.

On May 6, 2021, Herbalcure Corporation filed a Complaint for preliminary and permanent injunction in the Superior Court of California Central District County of Los Angeles (Case # 21STCV17099) alleging that Driven Deliveries owes Herbalcure Corporation approximately $1,700,000 on account of gross receipts tax, sales tax, and services accrued. Currently, the Company is in negotiations to mitigate the alleged amount owed. The Company settled the gross receipts and sales tax liability that was owed.

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

For the three and six months ended March 31, 2021, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the three and six months ended March 31, 2021, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

Results of Operations

	For the Three Months Ended March 31,		Change
($ in thousands)	2021	2020	$	%
Gross Revenue	$12,356	$2,653	9,703	366%
Discounts and returns	(1,829)	(355)	(1,474)	415%
Cost of goods sold	7,783	1,573	6,210	395%
Consulting fees	1,420	1,398	22	2%
Professional fees	987	884	103	12%
General and administration	3,361	2,068	1,294	63%
Other income (expenses), net	(5,602)	(907)	(4,695)	518%
Loss from equity method investees	-	(243)	243	(100)%
Net loss	$(8,626)	$(4,775)

Comparison of the results of operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020

The Company had net revenues during the three months ended March 31, 2021 of $ 10,527 compared with $2,298 for the comparable period of 2020, the increase in revenue was primarily related to the increase due to the acquisitions of both Seven Leaf and Driven and the consolidation of an additional nine related entities.

Cost of goods for the three months ended March 31, 2021 amounted to approximately $7,783 compared to $1,573 in the comparable period of the prior year. These costs include both the cost of finished product purchased for retail and the cost of cultivation and processing for the grow facilities and sold at the wholesale level.

In the three months ended March 31, 2021, we incurred consulting costs of approximately $1,420 compared to approximately $1,398 in the comparable period of the prior year. The increase in consulting fees was attributed to an increase of stock-based expenses for consultants. We expended those fees as we have yet to build up a significant employee base and currently outsource certain tasks to consultants.

In the three months ended March 31, 2021, we incurred professional fees of approximately $987 compared to approximately $884 in the comparable period of the prior year. Those fees are primarily for legal, accounting, and related services that pertains to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In the three months ended March 31, 2021, we incurred general and administrative costs of approximately $3,361 compared to approximately $2,068. This increase relates primarily to an increase costs related to the inclusion of certain entities due to their being variable interest entities plus the acquisition of entities and related expenses.

	For the Six Months Ended March 31,		Change
($ in thousands)	2021	2020	$	%
Revenue	$18,745	$4,204	$14,542	346%
Discounts and returns	(2,758)	(585)	(2,174)	371%
Cost of goods sold	11,256	2,642	8,614	326%
Consulting fees	2,164	1,907	257	13%
Professional fees	1,909	1,523	386	25%
General and administration	6,705	4,058	2,647	65%
Other income (expenses), net	(5,858)	(1,324)	(4,534)	343%
Loss from equity method investees	-	(252)	252	(100)%
Net loss	$(11,905)	$(8,087)

Comparison of the results of operations for the six months ended March 31, 2021 compared to the six months ended March 31, 2020

The Company had net revenues during the six months ended March 31, 2021 of $15,987 compared with $3,619 for the comparable period of 2020, the increase is primarily due to the acquisitions of Driven, Yerba Buena, Seven Leaf and the consolidation of four related entities.

Cost of goods for the six months ended March 31, 2021 amounted to approximately 11,256 compared to $2,642 in the comparable period of the prior year. These costs include both the cost of finished product purchased for retail and the cost of cultivation and processing for the grow facilities and sold at the wholesale level.

In the six months ended March 31, 2021, we incurred consulting costs of $2,164 compared to $1,907 in the comparable period of the prior year. We mitigated our consulting expenses which were stock based the prior year.

In the six months ended March 31, 2021, we incurred professional fees of approximately $1,909 compared to $1,523 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services relating to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In six months ended March 31, 2021, we incurred general and administrative costs of approximately $6,705 compared to $4,058, these costs include payroll, depreciation and amortization, insurance, rent expense and other general costs. We expect that these costs will increase as we increase our operations.

Below is a presentation of Non-Generally Accepted Accounting Principles (“non-GAAP”) presentation of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) for the three and six months ended March 31, 2021,

Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”):

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Gross Revenue	$12,356	$2,653
Discounts and returns	(1,829)	(355)
Cost of goods sold	7,783	1,573
Consulting fees	1,420	1,398
Professional fees	987	884
General and administration	3,361	2,068
Other income (expenses), net	(5,602)	(907)
Loss from equity method investees	-	(243)
Net loss- Generally Accepted Accounting Principles (“GAAP”)	(8,626)	(4,775)
Add Backs:
Interest	550	863
Taxes	-	-
Depreciation and amortization	1,556	528
EBITDA (non-GAAP)	(6,520)	(3,384)
Other Add Backs:
Stock-based compensation	2,061	1,410
Change in fair value of derivative liability	(34)	(121)
Change in fair value of warrant liability	6,278	254
Foreign currency exchange (gain) loss	(22)	(89)
Adjusted EBITDA (non-GAAP)	$1,763	$(1,930)

Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA)”:

	For the Six Months Ended March 31,
($ in thousands)	2021	2020
Revenue	$18,745	$4,204
Discounts and returns	(2,758)	(585)
Cost of goods sold	11,256	2,642
Consulting fees	2,164	1,907
Professional fees	1,909	1,523
General and administration	6,705	4,058
Other income (expenses), net	(5,858)	(1,324)
Loss from equity method investees	-	(252)
Net loss- Generally Accepted Accounting Principles (“GAAP”)	(11,905)	(8,087)
Add Backs:
Interest	1,261	1,271
Taxes	-	-
Depreciation and amortization	2,271	1,008
EBITDA (non-GAAP)	(8,373)	(5,808)
Other Add Backs:
Stock-based compensation	3,405	1,907
Change in fair value of derivative liability	(242)	(142)
Change in fair value of warrant liability	6,188	215
Foreign currency exchange (gain) loss	21	(21)
Adjusted EBITDA (non-GAAP)	$999	$(3,849)

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of $4,605 as of March 31, 2021. Subsequent to March 31, 2021, the Company raised an additional C$10,309 via an offering consisting of the sale of 16,926,019 Units. Our primary uses of cash have been for salaries, fees paid to third parties for professional services, insurance, general and administrative expenses, and the acquisitions and development of rental properties and their improvement. All funds received have been expended in the furtherance of growing the business. We have received funds from financing activities such as from equity offerings and debt financing as well as the proceeds from advances to be contributed to new ventures. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our entry into the cultivation, production, and sale of cannabis:
●	Acquisition and buildout of rental properties;
●	Addition of administrative and sales personnel as the business grows and
●	The cost of being a public company.

Subsequent to March 31, 2021, we have not raised any additional funds in our private placements. Our efforts to raise additional capital are ongoing and we expect to continue our efforts in the following quarters.

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

The Company has entered into a joint venture in which the Company has extended a $2.5 million line of credit for Community Growth Partners Holdings, Inc. (“CGP”). The Company has funded up to $880k of its obligation to fund the requests of CGP and has currently converted the note into 14% equity in the joint venture. The line of credit has been terminated and is no longer active.

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

Cash Flow

For the six months ended March 31, 2021 and 2020

Net cash flows used in operating activities was $4,720 for the six months ended March 31,2021 as compared net cash flow used in operating activities to $3,450 for the six months ended March 31, 2020, a change of $1,270.

● Net cash flow used in operating activities for the six months ended March 31, 2021 primarily reflected a net loss of $11,905 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $2,228, stock-based compensation expense of $3,406, non-cash rent and interest $331, amortization of debt discount of $608, and a loss of $105 from equity method investee and the change in foreign currency translation of $20, offset by a gain in sale of equity method investments of $200, a change in the fair value of derivative and warrant liabilities of $5,946, a change in operating assets and liabilities consisting of an increase in accounts payable and accrued expenses of $2,197, an increase in prepaid expenses and other operating assets of $2,336.

● Net cash flow used in investing activities for the six months ended March 31, 2021 amounted to $437 and consisted of $279 used in the purchase of property and equipment. Additionally, a net of $158 was used in investments.

● Net cash provided by financing activities was $7,633 for the six months ended March 31, 2021 as compared to $3,017 for the six months ended March 31, 2020. During the six months ended March 31, 2021, we received proceeds from notes payable and advances of $22 and proceeds of $9,804 for the issuance of common shares. Additionally, an offset of $1,242 of payment on notes payable was incurred and $951 for the forgiveness of debt.

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

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur, additional real estate assets held by entities related to those shareholders. The Agreement also gives the Company the right of first refusal in regard to certain properties owned by the persons and entities affiliated with the parties of the Agreement so long as certain targets are met. In the quarter ended June 30, 2019, the Company issued 12,500,000 shares of its common stock for the acquisition of Consolidated Ventures of Oregon, LLC (“CVO”) and Opco Holdings, LLC (“Opco”) which comprise the entities within the Multi Party Agreement. On September 6, 2020, the Company received the regulatory approval to transfer all the licenses held under both CVO and Opco. Subsequently, the Company has completed the acquisition and as a result, the Company is no longer engaged primarily in property rental operations but has taken over the operations of its primary renters, which is the cultivation, production and sale of cannabis and related productions. Since CVO and Opco are related to the Company, the acquisition was not accounted for as a business combination at fair value under the codification sections of ASC 805. The assets and liabilities were transferred to the Company at their historical cost and the Company has included the operations of Opco and CVO for all periods presented for this period ended March 31, 2021.

The accompanying condensed consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly owned subsidiaries, Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Holdings Agri, Inc., Opco Holdings, Inc., 7LV USA Corporation, and Consolidated Ventures of Oregon, Inc., and Driven Deliveries, Inc. In addition, the Company has consolidated YMY Ventures, SAV, LLC; WCV, LLC and NVD RE, Inc. under the variable interest requirements.

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

As of March 31, 2021, the Company has acquired interests in several entities. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States. As of March 31, 2021, Company estimates that its investees will need up to approximately $2 million to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of March 31, 2021. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

Chord Advisors, LLC v. Stem Holdings, Inc., et. al.

On June 5, 2020 Chord Advisors, LLC (“Chord”) filed a Complaint in the Circuit Court of the Fifteenth Judicial District in and for Palm Beach County, Florida (Case # 502020CA006097) alleging that Stem Holdings, Inc. owes Chord approximately $260,000 on account of fees for accounting services accrued pursuant to a Letter of Agreement dated October 2019. On July 6, 2020, the Company filed an Answer and Affirmative Defenses to the Complaint. As of April 16, 2021, a joint stipulation for the order of dismissal with prejudice was recorded.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Stem between October 1, 2020 and March 31, 2021:

	Security	No. Shares
Services	Common Stock	2,832,070
Compensation	Common Stock	3,332,759
Interest and converted notes	Common Stock	4,720,133
Issuance of common stock in connection with deposit for an asset acquisition	Common Stock	300,000
Issuance of common stock related to settlement payment	Common Stock	500,000
Cancelled	Common Stock	(525,400)
Total		11,159,562

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

STEM HOLDINGS, INC.

May 17, 2021	By:	/s/ Adam Berk
Adam Berk, President and Chief Executive Officer

