Form 10-Q
period 2021-06-30
Stem Holdings, Inc.
filed 2021-08-16
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

STEM HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	000-55751	61-1794883
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2201 NW Corporate Blvd, Suite 205, Boca Raton, FL 33431

(Address of principal executive offices) (Zip code)

Issuer’s telephone number: (561) 948-5410

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock par value $0.001	STMH	OTCQX

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 221,762,330 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 16, 2021.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

STEM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share amounts)

	June 30,	September 30,
	2021	2020*
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,106	$2,129
Accounts receivable, net of allowance for doubtful accounts	431	455
Note receivable	627	434
Inventory	2,831	1,795
Prepaid expenses and other current assets	4,136	452
Total current assets	17,131	5,265

Property and equipment, net	13,098	16,354
Investment in equity method investees	1,388	767
Investments in affiliates	2,209	1,718
Deposits and other assets	13	13
Note receivable, long term	355	355
Right of use asset	6,927	-
Intangible assets, net	59,095	13,269
Goodwill	18,061	7,221
Due from related party	28	55
Total assets	$118,305	$45,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	8,131	2,983
Convertible notes, net	3,101	5,306
Convertible notes, net related party	805	-
Short term notes and advances	686	3,425
Settlement payable	95	-
Acquisition notes payable	538	665
Contingent acquisition liability	-	1,072
Due to related party	1	200
Derivative liability	136	592
Lease liability	1,509	-
Warrant liability	4,444	257
Total current liabilities	19,446	14,500

Lease liability - long term	5,401	-
Long-term debt, mortgages	3,200	3,685
Total liabilities	28,047	18,185

Commitments and contingencies (Note 18)	-	-

Shareholders’ equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of June 30, 2021 and September 30, 2020	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of June 30, 2021 and September 30, 2020	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized; 220,648,392 and 68,258,745 shares issued, issuable and outstanding as of June 30, 2021 and September 30, 2020, respectively	220	68
Additional paid-in capital	149,605	76,310
Stock subscription receivable	(735)	-
Accumulated deficit	(60,531)	(51,386)
Total Stem Holdings stockholder’s equity	88,559	24,992
Noncontrolling interest	1,699	1,840
Total shareholders’ equity	90,258	26,832
Total liabilities and shareholders’ equity	$118,305	$45,017

* Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STEM HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for share and per share amounts)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020

Revenues	$10,586	$5,198	$26,573	$8,817
Cost of goods sold	9,085	3,420	20,341	6,062
Gross Profit	1,501	1,778	6,232	2,755

Operating expenses:
Consulting fees	623	124	2,787	2,031
Professional fees	927	257	2,836	1,780
General and administration	4,510	2,176	11,215	6,234
Total operating expenses	6,060	2,557	16,838	10,045
Loss from operations	(4,559)	(779)	(10,606)	(7,290)

Other income (expenses), net
Interest expense	(337)	(753)	(1,598)	(2,024)
Change in fair value of derivative liability	199	(570)	441	(428)
Change in fair value of warrant liability	6,422	969	234	754
Foreign currency exchange gain (loss)	50	187	29	208
Other income	814	-	2,184	-
Total other income (expense)	7,148	(167)	1,290	(1,490)

Loss from equity method investees	-	(1)	-	(253)

Net income (loss)	$2,589	$(947)	$(9,316)	$(9,033)

Net loss attributable to non-controlling interest	(66)	(121)	(170)	(466)

Net income (loss) attributable to Stem Holdings	$2,655	$(826)	$(9,146)	$(8,567)

Net income (loss) per share
Basic net income (loss) per share attributable to Stem Holdings	$0.01	$(0.01)	$(0.07)	$(0.15)
Diluted net income (loss) per share attributable to Stem Holdings	$0.01	$(0.01)	$(0.07)	$(0.15)
Weighted-average shares outstanding
Basic	208,137,694	66,410,900	138,026,212	58,762,599
Diluted	285,450,257	66,410,900	138,026,212	58,762,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STEM HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share and per share amounts)

						Total Stem
	Common Stock		Additional Paid-in	Subscription	Accumulated	Holdings Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity	Interest	Equity

Balance as of September 30, 2020	68,258,745	$68	$76,310	$-	$(51,386)	$24,992	$1,840	$26,832
Issuance of common stock in connection with consulting agreement	1,569,570	2	587	-	-	589	-	589
Common stock to be issued	6,833,069	7	2,863	-	-	2,870	-	2,870
Stock based compensation	1,868,750	2	560	-	-	562	-	562
Cancellation of common stock related to convertible notes	(525,400)	(1)	1	-	-	-	-	-
Issuance of common stock related to rent and interest expense	501,561	1	208	-	-	209	-	209
Issuance of subscription receivable	-	-	600	(600)	-	-	-	-
Issuance of warrants in connection with employment agreement	-	-	132	-	-	132	-	132
Issuance of options in connection with employment agreement	-	-	61	-	-	61	-	61
Acquisition of Driven Deliveries, Inc.	101,968,944	101	43,224	(135)	-	43,190		43,190
Net loss	-	-	-		(3,188)	(3,188)	(91)	(3,279)
Balance as of December 31, 2020	180,475,239	$180	$124,546	$(735)	$(54,574)	$69,417	$1,749	$71,166
Issuance of common stock in connection with consulting agreement	1,262,500	1	1,096	-	-	1,097	-	1,097
Issuance of common stock in connection with convertible debt	4,054,206	4	2,071	-	-	2,075	-	2,075
Issuance of common stock in connection with deposit for an asset acquisition	300,000	-	210	-	-	210	-	210
Stock based compensation	1,464,009	1	867	-	-	868	-	868
Issuance of common stock related to interest expense	164,366	1	121	-	-	122	-	122
Issuance of warrants in connection with employment agreement	-	-	18	-	-	18	-	18
Issuance of options in connection with employment agreement	-	-	78	-	-	78	-	78
Issuance of common stock related to settlement payment	500,000	1	5,439	-	-	5,440	-	5,440
Issuance of common stock related to Private Placement Memorandum, net	5,263,996	5	2,060	-	-	2,065	-	2,065
Issuance of common stock related to Prospectus	2,333,990	2	1,000	-	-	1,002	-	1,002
Net loss	-	-	-	-	(8,612)	(8,612)	(14)	(8,626)
Balance as of March 31, 2021	195,818,306	$195	$137,506	$(735)	$(63,186)	$73,780	$1,735	$75,515
Issuance of common stock related to cash purchase	1,465,117	1	629	-	-	630	-	630
Issuance of common stock in connection with consulting agreement	950,000	1	524	-	-	525	-	525
Stock based compensation	581,750	1	245			246		246
Issuance of common stock in connection with convertible debt	5,426,053	5	2,832	-	-	2,837	-	2,837
Issuance of common stock related to exercise of options	10,000	-	1	-	-	1	-	1
Issuance of common stock related to Private Placement Memorandum, net	58,140	-	-	-	-	-	-	-
Issuance of common stock in related to commission expense	90,909	-	40	-	-	40	-	40
Cancellation of common stock related to investments	(694,233)	-	1	-	-	1	-	1
Issuance of options in connection with employment agreement	-	-	35	-	-	35	-	35
Issuance of warrants in connection with employment agreement	-	-	71	-	-	71	-	71
Issuance of common stock related to Prospectus	16,942,350	17	7,259	-	-	7,276	-	7,276
Recognition of non-controlling interest related to asset acquisition	-	-	462	-	-	462	(227)	235
Share exchange agreement adjustment	-	-	-	-	-	-	257	257
Net loss					2,655	2,655	(66)	2,589
Balance as of June 30, 2021	220,648,392	$220	$149,605	$(735)	$(60,531)	$88,559	$1,699	$90,258

Balance as of September 30, 2019	52,254,941	$52	$61,202	$-	$(40,384)	$20,870	$2,724	$23,594
Issuance of common stock in connection with consulting agreement	5,000	-	4	-	-	4	-	4
Issuance of common stock in connection with asset acquisitions	394,270	-	394	-	-	394	-	394
Stock based compensation	100,000	1	497	-	-	498	-	498
Impairment on investment in South African Ventures	-	-	-		-	-	-	-
Net loss	-	-	-	-	(3,077)	(3,077)	(235)	(3,312)
Balance as of December 31, 2019	52,754,211	$53	$62,097	$-	$(43,461)	$18,689	$2,489	$21,178
Issuance of common stock in connection with consulting agreement	970,416	1	1,548	-	-	1,549	-	1,549
Cancellation of common stock in connection with consulting agreement	(700,000)	(1)	(699)	-	-	(700)	-	(700)
Issuance of common stock in connection with asset acquisitions	12,681,008	13	10,009	-	-	10,022	-	10,022
Stock based compensation	303,756	-	47	-	-	47	-	47
Issuance of common stock related to interest on convertible notes	202,350	-	121	-	-	121	-	121
Derivatives	-	-	431	-	-	431	-	431
Net loss	-	-	-	-	(4,665)	(4,665)	(110)	(4,775)
Balance as of March 31, 2020	66,211,741	$66	$73,554	$-	$(48,126)	$25,494	$2,379	$27,873
Issuance of common stock in connection with share exchange agreement	386,035	-	196	-	-	197	(74)	124
Stock based compensation	18,750	-	6	-	-	6	-	6
Consolidated Ventures of Oregon equity	-	-	1,613	-	-	1,613	-	1,613
Other	-	-	-	-	-	-	-	(1)
Net loss	-	-	-	-	(826)	(826)	(121)	(947)
Balance as of June 30, 2020	66,616,526	$66	$75,369	$-	$(48,952)	$26,484	$2,184	$28,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STEM HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(9,316)	$(9,033)
Equity method investee losses	170	253
Net loss before equity method investment	(9,146)	(8,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,073	1,913
Issuance of common stock in connection with consulting agreements	2,211	-
Issuance of common stock related to rent and interest expense	331	953
Depreciation and amortization	1,370	1,632
Amortization of intangible assets	2,375	-
Amortization of debt discount	606	-
Loss on equity method investments	-	-
Gain on sale of equity method investments	(200)	-
Change in fair value of derivative liability	(441)	(326)
Change in fair value of warrant liability	(234)	-
Foreign currency translation adjustment	(29)	(176)
Gain on sale of property	(766)	-
Other	209	(317)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	106	267
Prepaid expenses and other current assets	(2,828)	539
Inventory	(818)	(163)
Other assets	-	(83)
Accounts payable and accrued expenses	(3,248)	488
Net cash used in operating activities	(8,429)	(4,053)

Cash flows from investing activities
Investment in equity method investees, Michigan & Massachusetts	250	-
Purchase of property and equipment	(425)	(433)
Return of cash for equity investment	-	229
Cash acquired in acquisition, net of cash transferred	-	349
Related party advances made and payments received	-	60
Investment in equity method investees	(170)	-
Project costs	(179)	-
Cash received related to sale of property	1,505	-
Advances to related entities	-	(955)
Issuance of notes receivable	(560)	-
Net cash provided by (used in) investing activities	421	(750)

Cash flows from financing activities
Proceeds from the issuance of common stock	17,713	-
Proceeds from notes payable and advances	(63)	4,596
PPP and Debt Forgiveness	(1,031)	-
Other	-	81
Repayments of notes payable	(1,634)	(1,300)
Net cash provided by financing activities	14,985	3,377

Net (decrease) increase in cash and cash equivalents	6,977	(1,426)
Cash and cash equivalents at the beginning of the period	2,129	3,339
Cash and cash equivalents at the end of the period	$9,106	$1,913

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,063	$421
Cash paid for taxes	$-	$-
Supplemental disclosure of noncash activities:
Financed Insurance	$373	$327
Issuance of common stock related to separation agreement	$290	$-
Conversion of debt and accrued interest to equity	$4,913	$121
Issuance of common stock for settlement	$5,440	$-
Acquisition of Driven Deliveries, Inc.	$43,225	$-
Acquisition of 7LV, Inc.	$-	$14,025
Building acquired from related party with equity, net of lien acquired	$-	$394
Refinancing of mortgage	$1,100,000	$-
Consolidation of CVO	$-	$1,613
Acquisition of NVDRE interest	$-	$386

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

The Company purchases, improves, leases, operates, and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, California, Massachusetts, New York, and Michigan. As of June 30, 2021, Stem had ownership interests in 23 state issued cannabis licenses including eight (8) licenses for cannabis cultivation, four (4) licenses for cannabis processing, one (1) license for cannabis wholesale distribution, two (2) licenses for hemp production, three (3) adult-use medical retailers (non-storefront), five (5) cannabis dispensary licenses.

As of June 30, 2021, the Company has acquired eight commercial properties and leases two properties, located in Oregon and Nevada, and has entered into leases for these related entities (see Note 18). As of June 30, 2021, the buildout of these properties to support cannabis related operations was either complete or near completion.

The Company has incorporated nine wholly-owned subsidiaries –Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Holdings Agri, Inc., Stem Oregon Acquisitions 2, Corp., 7LV USA Corporation, Driven Deliveries, Inc., and Stem Oregon Acquisitions 1, Corp.

With the acquisition of Driven, the Company becomes an omni-channel retailer, utilizing Driven’s proprietary logistics and user experience/customer experience (“UX/CX”) technologies. The Company will be able to offer its customers in California: (i) an “Express” delivery with a limited product selection that is usually delivered within 60 minutes or less; and (ii) a “Next Day” scheduled delivery from a larger selection of 500+ products from a Company-operated fulfillment center.

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQX exchange under the symbol “STMH”.

In June 2021, the Company’s shareholders approved a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized common shares from 300,000,000 shares to 750,000,000 shares.

Going Concern

At June 30, 2021, the Company had approximate balances of cash and cash equivalents of $9.1 million, negative working capital of approximately $2.3 million, and an accumulated deficit of $60.5 million.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income, and expenses. The most significant estimates included in these condensed consolidated financial statements are those associated with the assumptions used to value equity instruments, valuation of its long live assets for impairment testing, valuation of intangible assets, and the valuation of inventory. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable given the circumstances that exist at the time the financial statements are prepared. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur, additional real estate assets held by entities related to those shareholders. The Agreement also gives the Company the right of first refusal in regard to certain properties owned by the persons and entities affiliated with the parties of the Agreement so long as certain targets are met. In the quarter ended June 30, 2019, the Company issued 12,500,000 shares of its common stock for the acquisition of Consolidated Ventures of Oregon, LLC (“CVO”) and Opco Holdings, LLC (“Opco”) which comprise the entities within the Multi Party Agreement. On September 6, 2020, the Company received the regulatory approval to transfer all the licenses held under both CVO and Opco. Subsequently, the Company has completed the acquisition and as a result, the Company is no longer engaged primarily in property rental operations but has taken over the operations of its primary renters, which is the cultivation, production and sale of cannabis and related productions. Since CVO and Opco are related to the Company, the acquisition was not accounted for as a business combination at fair value under the codification sections of ASC 805. The assets and liabilities were transferred to the Company at their historical cost and the Company has included the operations of Opco and CVO for all periods presented for this period ended June 30, 2021.

The accompanying condensed consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly owned subsidiaries, Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Holdings Agri, Inc., Opco Holdings, Inc., 7LV USA Corporation, and Consolidated Ventures of Oregon, Inc., and Driven Deliveries, Inc. In addition, the Company has consolidated YMY Ventures, WCV, LLC and NVD RE, Inc. under the variable interest requirements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is primarily maintained in checking accounts. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. As of June 30, 2021, and 2020, the Company had no cash equivalents or short-term investments. The Company has not experienced any losses on deposits of cash and cash equivalents.

Accounts Receivable

Accounts receivable is shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. As of June 30, 2021, the reserve for doubtful accounts was $79 thousand.

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

During the quarter ended June 30, 2021, the Company recognized an investment loss of $84 thousand related to TIL and CGP (see Note 6).

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

During the quarter ended June 30, 2021, and 2020, the Company determined that there were not any impairments related to intangible assets.

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

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the warrants issued by the Company has been estimated using a Black Scholes model.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. As of June 30, 2021, and 2020, such net operating losses were offset entirely by a valuation allowance.

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

In December 2020, the Company issued a significant number of new shares in its acquisition of Driven (see Note 10). The effect of these issuances is most likely, the Company and Driven have experienced the requisite change of control as promulgated under the US Internal Revenue Code section 382. The effect of this will be that going forward, the ability of the Company and Driven to utilize their respective U.S. Federal net operating loss carryforwards from prior to December 29, 2020 will be limited in its usage. In order to determine the specific effect, the Company must perform the computations required under the Internal Revenue Code, which have not yet been performed. The Company expects it will perform the required computations in the coming fiscal year.

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

The following policies reflect specific criteria for the various revenue streams of the Company:

Cannabis Dispensary, Cultivation and Production

Revenue is recognized upon transfer of retail merchandise to the customer upon sale transaction, at which time its performance obligation is complete. Revenue is recognized upon delivery of product to the wholesale customer, at which time the Company’s performance obligation is complete. Terms are generally between cash on delivery to 30 days for the Company’s wholesale customers.

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

Our lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on June 30, 2021 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Lease costs were $337 thousand and $763 thousand, respectively for the three and nine months ended June 30, 2021. There was sublease rental income of $8 thousand and $17 thousand, respectively for the three and nine months ended June 30, 2021. The Company has eleven operating leases consisting with remaining lease terms ranging from 23 months to 180 months.

Lease Costs

Three Months
Ended
June 30, 2021
Components of total lease costs:
Operating lease expense	$337
Total lease costs	$337

Lease positions as of June 30, 2021

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated condensed balance sheet as follows:

June 30,
2021
Assets
Right of use asset	$6,927
Total assets	$6,927

Liabilities
Operating lease liabilities – short term	$1,509
Operating lease liabilities – long term	5,401
Total lease liability	$6,910

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	10
Weighted average discount rate – operating lease	9.40%

Cash Flows

Nine Months
Ended
June 30,2021
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	$763
Cash paydowns of operating liability	$(763)
Supplemental non-cash amounts of lease liabilities arising from obtaining:
ROU asset	$6,927
Lease Liability	$6,910

The future minimum lease payments under the leases are as follows:

2021	$391
2022	1,676
2023	1,249
2024	899
2025	851
Thereafter	5,871
Total future minimum lease payments	10,937
Less: Lease imputed interest	(4,027)
Total	$6,910

Disaggregation of Revenue

In the three and nine months ended June 30, 2021, revenue reported is primarily from the sale of cannabis and related products accounted for under ASC 606.

The following table illustrates our revenue by type related to the three months ended June 30, 2021, and 2020, respectively:

Three Months Ended June 30,	2021	2020
Revenue
Wholesale	$1,555	$1,597
Retail	10,795	4,516
Rental	8	11
Other	78	17
Total revenue	12,436	6,141
Discounts and returns	(1,850)	(943)
Net Revenue	$10,586	$5,198

The following table illustrates our revenue by type related to the nine months ended June 30, 2021, and 2020, respectively:

Nine Months Ended June 30,	2021	2020
Revenue
Wholesale	$3,879	$2,904
Retail	26,721	7,365
Rental	17	26
Product Sales	229	-
Other	336	20
Total revenue	31,182	10,315
Discounts and returns	(4,609)	(1,498)
Net Revenue	$26,573	$8,817

Geographical Concentrations

As of June 30, 2021, the Company is primarily engaged in the production and sale of cannabis, which is only legal for recreational use in 15 states and D.C., with lesser legalization, such as for medical use in an additional 21 states and D.C., as of the time of these consolidated financial statements. In addition, the United States Congress has passed legislation, specifically the Agriculture Improvement Act of 2018 (also known as the “Farm Bill”) that has removed production and consumption of hemp and associated products from Schedule 1 of the Controlled Substances Act.

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

Earnings (Loss) per Share

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company only incurred losses for the nine months ended June 30, 2021 and the three and nine months ended June 30, 2020, basic and diluted net loss per share is the same.

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income (loss) per common share for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2021	2020
Numerator
Net income (loss) attributable to Stem Holdings	$2,655	$(826)

Denominator
Weighted-average common shares outstanding, basic	208,137,694	66,410,900
Dilutive impact of share-based instruments	77,312,563	-
Weighted-average common shares outstanding, diluted	285,450,257	66,410,900

Net income per common share attributable to Stem Holdings
Basic	$0.01	$(0.01)
Diluted	0.01	(0.01)

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the nine months ended June 30, 2021 are as follows:

Potentially dilutive share-based instruments

Convertible notes	4,547,597
Options to purchase common stock	8,418,411
Unvested restricted stock awards	-
Warrants to purchase common stock	64,346,555
77,312,563

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $430 thousand and $22 thousand three months ended June 30, 2021, and 2020, respectively. Advertising expense was $749 thousand and $47 thousand for nine months ended June 30, 2021, and 2020, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard was adopted as of October 1, 2020. As of June 30, 2021, the Company recognized additional operating liabilities of approximately $6.2 million, with corresponding ROU assets of approximately $6.9 million.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods beginning after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

3. Property, Plant & Equipment

Property and equipment consist of the following (in thousands):

	June 30,	September 30,
	2021	2020

Land	$1,451	$1,451
Automobiles	113	61
Signage	19	19
Furniture and equipment	2,945	2,485
Leasehold improvements	3,568	3,455
Buildings and property improvements	10,173	12,981
Computer software	59	59
	18,328	20,511
Accumulated depreciation	(5,230)	(4,157)
Property and equipment, net	$13,098	$16,354

Depreciation expense was approximately $0.5 and $0.5 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was approximately $1.4 and $1.3 million for the nine months ended June 30, 2021 and 2020, respectively. Depreciation expense is included in general and administrative expense.

4. Inventory

Inventory consists of the following (in thousands):

	June 30,	September 30,
	2021	2020

Raw materials	$640	$222
Work-in-progress	257	484
Finished goods	1,934	1,089
Total Inventory	$2,831	$1,795

Raw materials and work-in-progress include the costs incurred for cultivation materials and live plants. Finished goods consists of cannabis products sent to retail locations or ready to be sold. No inventory reserve was recorded for the three and nine months ended June 30, 2021 and 2020 due to management’s assessment of the inventory on hand.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets are assets and payments previously made, that benefit future periods. The balance as of June 30, 2021 includes the Employee Retention Tax Credit (“ERTC”) program from the U.S Treasury, as part of the COVID-19 stimulus package. The ERTC program refunds a portion of taxes paid for payroll. We accrued the amounts that we qualify for, and this reduced our payroll expenses during the quarter applied for.

Prepaid and other current assets comprised of the following:

	June 30,	September 30,
	2021	2020

Prepaid expenses	$615	$249
ERTC credits	2,471	-
Deposits and other current assets	1,050	203

Total prepaid expenses and other current assets	$4,136	$452

6. Equity method investments

SOK Management, LLC

During the nine months ended June 30, 2021, the Company sold its remaining ownership interest in SOK Management in the amount of $200,000 and was recorded as other investment income under other income on the Company’s profit and loss statement.

Tilstar Medical, LLC

In April 2019, the Company entered into an agreement to acquire 48% of the membership interest of Tilstar Medical, LLC (“TIL”). TIL is a startup operation located in Laurel, Maryland and owns a project management company which assists in procuring licenses for the production and sale of cannabis. The purchase price for the 48% interest was $550,000 to capitalize TIL which under the operating agreement occurs upon the execution of the agreement. As of September 30, 2019, the Company had funded the $550,000 and accounted for its investment using the equity method of accounting. The Company was not made aware at time of its investment in the type and magnitude of expenses that would be funded with its investment capital and is currently in the process of renegotiating the terms of the operating agreement. During the year ended September 30, 2019, Tilstar Medical along with its partner, Stem Holdings, Inc. received a letter from the Maryland Medical Cannabis commission with notification that we received stage one pre-approval for a processor license. The Companies application ranked amongst the top nine highest scoring applications for a medical cannabis processor license. Final awards will be issued during calendar year 2021. As of June 30, 2021, and September 30, 2020, the difference between the investment and the percentage of net assets attributable to the Company’s investment was approximately $0.29 and $0.28 million, respectively. During the three and nine months ended June 30, 2021 the Company recognized a minimal loss on investment related to TIL. During the three and nine months ended June 30, 2020, the Company recognized a loss of $0.01 million and $0.14 million, respectively related to TIL.

Community Growth Partners, Inc

On January 6, 2020, the Company issued a convertible promissory note to Community Growth Partners Holdings, Inc., (“CGS”) which will act as a line of credit. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding principal together with interest on the unpaid principal balance upon the date that is twelve months after the effective date and shall be payable as follows: (a)The Company agrees to make several loans to CGS from time to time upon request of CGS in amounts not to exceed the principal sum of $2,000,000, (b) Payment of principal and interest shall be immediately available funds, (c) This note may be prepaid in whole or in part at any time without premium or penalty. Any partial prepayment shall be applied against the principal amount outstanding, (d) The unpaid principal amount outstanding under this note shall bear interest commencing upon the first advance at the rate of 10% per annum through the maturity date, calculated on the basis of a 365-day, until the entire indebtedness is fully paid, (e) Upon the closing of a $2,000,000 financing by the Company, all of the principal and interest shall automatically convert into equity shares of CGS at the price obtained by the qualified financing. As of September 30, 2020 portion of the note was converted into 7.0% equity. In March 2021, the balance of a note receivable was converted into an additional 7% equity leaving an equity investment of 14%.

Kaya Holdings, Corp.

On April 13, 2021, the Company executed an Investors’ Rights Agreement in conjunction with a Subscription Agreement with Kaya Holdings, Corp. The Company purchased 2,875,000 shares of Class B common stock of Kaya Holdings, Corp for a total investment of $230,000. In addition to the purchased Class B shares, the Company received 500,000 founder Class B shares resulting in a total of 3,375,000 Class B shares.

7. Note Receivable

On January 4, 2020, the Company issued a $355,000 promissory note to Community Growth Partners Holdings, Inc., (“CGS”). CGS is a cannabis license holder in Massachusetts. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding balance together with interest the date that is six months after the opening of the Great Barrington Dispensary which was opened September 2020. As of June 30, 2021 the principal and interest balance of the note is $411,934.

On October 1, 2020, the Company issued a $100,000 promissory note to Bushman Holdings, Inc., (“BHI”) BHI is a CBD Cannabis holding company in Florida. During the nine months ended June 30, 2021, the Company issued additional promissory notes totaling $210,000. Subject to the terms and conditions of the notes, BHI promises to pay the Company all outstanding balances on or before January 1, 2022. As of June 30, 2021, the outstanding balance of the promissory notes is $310,000.

On April 5, 2021, the Company issued a $250,000 non-negotiable convertible promissory note (“Note”) to Blake, Inc. The Note has a maturity date which is six months after the close of the Arkannabis, a Colorado grow facility. The note has annual interest rate of 5.75%. Per the terms of the note, the principal balance and related interest shall be made in immediately available funds in lawful currency. The terms of the note call for automatic conversion upon the closing of the Arkannabis business of the outstanding principal and interest on this Note and will convert into that number of shares of the equity securities equivalent to a non-dilitive 12.5% of the issued and outstanding shares of the Arkannabis business.

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

NVD RE Corp.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD, which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. As of September 30, 2019, the Company paid $600,000 in cash for the real estate and not only fully funded its commitment but invested an additional $377,000 in capital over and above its original obligation. NVD used the funds provided to date by the Company to construct a cannabis indoor grow building and processing plant located near Las Vegas, Nevada and to continue the buildout of the property. The Company has no further commitment to fund the entity beyond its initial equity purchase commitment. NVD leases its facilities to YMY Ventures, LLC. $1.2 million non-controlling interest in connection with this asset acquisition is included in investment in affiliates.

In the fiscal year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. As of December 31, 2020, this obligation was paid in its entirety, and $400,000 in additional proceeds were received on new mortgage.

In May 2020, the Company acquired an additional 26.25% interest in NVD by issuing 386,035 common shares at par value of $0.001 which resulted in a total investment of 63.75%.

West Coast Ventures

On March 29, 2019, the Company entered into a definitive agreement to acquire Western Coast Ventures, Inc. (“WCV”). At the time of acquisition, WCV was a shell with cash of $2,000,000 and a 51% ownership with ILCA Holdings, Inc. (“ILCA”). At the time of acquisition of WCV, ILCA was also a shell with no operations, which has been issued a limited Conditional Use Permit for a Marijuana Production Facility (a “MPF”) by the City of San Diego, California, which will only be granting a total of 40 MPFs. As consideration for the acquisition, the Company issued 2,500,000 shares of its common stock, with a fair value of approximately $4.4 million or $1.47 per share, the Company’s closing stock price on March 29, 2019. The Company recorded $2.0 million of cash acquired and a $2.4 million investment in ILCA. The Company has recorded $3.8 million intangible assets (cannabis licenses) in connection with the acquisition of WCV and a $1.35 million non-controlling interest in connection with this acquisition. Included in Intangible assets, as of June 30, 2021, and September 30, 2020, the Company reported $1.35 million related to this acquisition.

Michigan RE 1

On January 4, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Michigan RE 1, Inc. (“MRE1”) pursuant to a private placement offering of up to an aggregate amount of $510 comprising up to 510 shares of MRE1’s common stock. On January 5, 2021, the Company was party to an Asset Purchase Agreement between Leoni Wellness, LLC (“Seller”) and Organic Guyz, LLC (“Purchaser”) whereas the Seller is engaged in the recreational cannabis business and the Purchaser desires to purchase the local municipal license to operate an adult use retailer in the City of Kalamazoo, Michigan. The purchase price to be paid by the Purchaser is $400,000. A non-refundable deposit of $250,000, except in the event of a material breach of the SPA, is due within three days of the executed SPA. The deposit will be acknowledged by an execution of a joint escrow agreement. At closing the Purchaser will pay $250,000 to the Seller by cashiers check or wire transfer. The remaining $150,000 shall be paid by the Purchaser to the Seller in accordance with a promissory note to be executed at closing. The promissory note shall be paid in full on the earlier of the date the Purchaser purchases the real property located at 3928 Portage Street, Kalamazoo, Michigan or eighteen months from the closing date. The promissory note shall be secured by an escrow agent whereby three hundred thousand (300,000) shares (“Shares”) of Stem Holdings shall be held in the benefit of Seller and a Collateral Assignment of Licenses and Permits whereby upon default on the promissory note, the Purchaser shall assign the marijuana business permit back to the Seller. Upon the maturity date of the promissory note, in the event that the borrower has not paid the principal balance of the note in full, Seller shall have the option to receive the Shares as payment or $150,000 by wire transfer. Included in Investments in affiliates, as of June 30, 2021, the Company reported $235,467 related to this investment.

9. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows (in thousands):

	As of September 30, 2020
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$597	$(48)	$549	50.0%
Western Coast Ventures, Inc.	1,288	(240)	1,048	49.0%
YMY Ventures, Inc.	447	(204)	243	50.0%
	$2,332	$(492)	$1,840

	As of June 30, 2021
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$578	$(25)	$553	63.8%
Western Coast Ventures, Inc.	$1,048	(150)	898	49.0%
YMY Ventures, Inc.	$243	30	273	50.0%
Michigan RE 1, Inc.	$-	(25)	(25)	51.0%
	$1,869	$(170)	$1,699

10. Business Combination

Seven Leaf Ventures Corp. (“7LV”)

In March 2020, the Company acquired 100% of the voting interest in Seven Leaf Ventures Corp. (“7LV”), a private Alberta corporation, and its subsidiaries, pursuant to the terms of a share purchase agreement dated March 6, 2020. 7LV owns Foothills Health and Wellness, a medical dispensary, in the greater Sacramento, California area. In connection with the acquisition, the Company issued 12,085,770 shares of common stock to former shareholders of 7LV (“7LV Shares”). The Company also issued a replacement 10% unsecured convertible debentures in the aggregate principal amount of C$3,410 ($2,540 USD) (the “Replacement Debentures”), convertible into shares at a conversion price of C$1.67 per share at any time prior to May 3, 2021, to former holders of unsecured convertible debentures of 7LV. As part of the Acquisition, the Company assumed the obligations of 7LV with respect to the common share purchase warrants of 7LV outstanding on the closing of the acquisition, subject to appropriate adjustments to reflect the exchange ratio. Accordingly, the Company has assumed 1,022,915 common share purchase warrants (the “Warrants”), exercisable into shares at an exercise price of C$2.08 per share at any time prior to May 3, 2021, 299,975 Warrants, exercisable into shares at an exercise price of C$4.17 per share at any time prior to June 30, 2021 and 999,923 Warrants, exercisable into shares at an exercise price of C$0.50 at any time prior to October 10, 2020. Following the completion of the acquisition, 7LV is now a wholly owned subsidiary of the Company.

The table below shows the warrant liability and embedded derivative liability recorded in connection with the 7LV convertible notes and the subsequent fair value measurement during the quarter ended June 30, 2021 in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2020	$60	$54
Issuance	-	-
Change in fair value	(60)	(39)
Balance as of December 31, 2020	-	15
Issuance	-	-
Change in fair value	-	-
Balance as of March 31, 2021	-	15
Issuance	-
Change in fair value	-	(15)
Balance as of June 30, 2021	$-	$-

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

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Driven convertible notes and the subsequent fair value measurement during the nine months ended June 30, 2021 in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2020	$-	$-
Warrants acquired	9,000	-
Warrants converted into equity	(4,589)
Change in fair value	(210)	-
Balance as of June 30, 2021	$4,201	$-

The following unaudited proforma condensed consolidated results of operations have been prepared as if the acquisition of Driven had occurred October 1, 2019.

	Nine months ended	Nine months ended
	June 30, 2021	June 30, 2020
Revenue	$31,396	$18,410
Net income (loss)	$(10,206)	$(20,406)

Purchase Price Allocation

As of December 29, 2020, the Company allocated the purchase consideration to the fair value of the assets acquired and liabilities assumed as summarized in the table below (in thousands):

Consideration Paid (in thousands)

Consideration Paid (in thousands)
Estimated fair value of common stock issued	$42,825
Estimated fair value of warrants issued	9,000
Estimated fair value of options issued	500
Estimated fair value of debt assumed	4,389
Total consideration paid	$56,714

Assets acquired: (in thousands)
Cash and cash equivalents	$-
Fixed assets	47
Other Assets	1,526
Goodwill	10,840
Intangible assets	48,200
Total assets acquired	$60,613

Liabilities assumed: (in thousands)
Accrued expenses and other current liabilities	(3,899)
Total liabilities assumed	$(3,899)
Net assets acquired (in thousands)	$56,714

During the quarter ended June 30, 2021, goodwill was increased by $1.0 million, resulting from the discovery of unrecorded Driven liabilities at the time of acquisition.

The goodwill of $10.8 million will not be deductible for income tax purposes.

11. Intangible Assets, net

Intangible assets as of June 30, 2021 and September 2020 (in thousands):

	Estimated Useful Life	Cannabis Licenses	Tradename	Customer Relationship	Non-compete	Technology	Accumulated Amortization	Net Carrying Amount
Balance as September 30, 2020		$12,679	$458	$643	$220	$-	$(730)	$13,270
YMY Ventures	15	-	-	-	-	-	(38)	(38)
Western Coast Ventures, Inc.	15	-	-	-	-	-	(122)	(122)
Yerba Buena	3-15 years	-	-	-	-	-	(129)	(129)
Foothill (7LV)	15	-	-	-	-	-	(392)	(392)
Driven Deliveries	10-15 years	44,000	1,800	600	-	1,800	(1,694)	46,506
Other	5	-	-	-	-	-	-	-
Balance as June 30, 2021		$56,679	$2,258	$1,243	$220	$1,800	$(3,105)	$59,095

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes. Amortization expense for the three and nine months ended June 30, 2021 was $1,086 and $2,380, respectively. Amortization expense for the three and nine months ended June 30, 2020 was $172 and $430, respectively.

The following table is a runoff of expected amortization in the following 5-year period as of June 30:

2021	$1,037
2022	4,147
2023	4,147
2024	4,147
2025	4,147
Thereafter	41,470
$59,095

12. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2021	September 30, 2020
Accounts payable	3,399	$1,784
Accrued credit cards	36	41
Accrued interest	152	134
Accrued payroll	928	616
Other	3,616	408
Total Accounts Payable and Accrued Expenses	$8,131	$2,983

13. Notes Payable and Advances

The following table summarizes the Company’s short-term notes and advances, acquisition note payable, due to related party loans, and long-term debt, mortgages as of the quarter ended June 30, 2021, and year ended September 30, 2020:

	June 30,	September 30,
	2021	2020
Equipment financing	$32	$27
Insurance financing	229	177
Mortgages payable	-	923
Promissory note	425	2,298
Settlement payable	95	-
Due to related party	1	200
	$782	$3,625
Acquisition notes payable	538	665
Total notes payable and advances	$1,320	$4,290

Long-term mortgages	3,200	3,685
Total long-term debt	$3,200	$3,685

Equipment financing

In Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of June 30, 2021, the obligation outstanding is $442. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

November 2017, the Company entered into a promissory note in the amount of $21,749 from a vendor of the Company to finance the acquisition of a security electronics system in one of its properties. The promissory note bears an interest rate of 18% per annum and contains a 10% servicing fee. The note matures 24 months after issuance and is secured by certain security electronics purchased with proceeds of the note. This vendor is now out of business, consequently, the Company recorded the balance of the note payable of $14,950 as a gain on forgiveness of debt in the nine months ended June 30, 2021.

Pursuant to the Company’s acquisition of Yerba Buena the Company assumed a note payable obligation dated July 2017 related to a tractor which had a 60-month premium finance agreement. The principal amount was $28,905. The note bears no annual interest rate and requires the Company to make sixty monthly payments of $482 over the term of the note. As of June 30, 2021, the obligation outstanding is $5,757. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

January 2021, the Company entered into a promissory note in the amount of $27,880 for the acquisition of a truck. The promissory note bears an interest rate of 13.29% per annum and is secured by the financed vehicle. The note has a sixty-month term with monthly payment of $642. As of June 30, 2021, the balance outstanding is $26,176.

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

Effective February 17, 2021, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $243,284. The note bears an annual interest rate of 7.46%. The Company paid $47,100 as a down payment on February 17, 2021, the note requires the Company to make 10 monthly payments of $17,835 over the remaining term of the note. As of June 30, 2021, the obligation outstanding is $124,845.

Effective July 31, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $53,325. The note bears an annual interest rate of 7.5%. The Company paid $15,602 as a down payment on July 31, 2020, the note requires the Company to make 10 monthly payments of $3,772 over the remaining term of the note. As of June 30, 2021, the obligation was paid in full.

Effective July 31, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $78,056. The note bears an annual interest rate of 7.5%. The Company paid $22,984 as a down payment on July 31, 2020, the note requires the Company to make 10 monthly payments of $5,507 over the remaining term of the note. As of June 30, 2021, the obligation was paid in full.

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

Effective July 16, 2020, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $10,629. The note bears an annual interest rate of 11%. The Company paid $4,009 as a down payment on July 16, 2020, the note requires the Company to make 9 monthly payments of $736 over the remaining term of the note. As of June 30, 2021, the obligation was paid in full.

Effective September 30, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $2,611. The note bears an annual interest rate of 7.0%. The Company paid $1,043 as a down payment on September 30, 2020, the note requires the Company to make 10 monthly payments of $157 over the remaining term of the note. As of June 30, 2021, the obligation outstanding is $157.

Effective November 7, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $6,675. The note bears an annual interest rate of 11.4%. The Company paid $1,371 as a down payment on November 7, 2020, the note requires the Company to make 10 monthly payments of $530 over the remaining term of the note. As of June 30, 2021, the obligation outstanding is $1,061.

Effective December 4, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $9,920. The note bears an annual interest rate of 12.8%. The Company paid $2,383 as a down payment on December 4, 2020, the note requires the Company to make 10 monthly payments of $754 over the remaining term of the note. As of June 30, 2021, the obligation outstanding is $3,014.

Effective February 9, 2021, the Company entered into a 12-month premium finance agreement in consideration for an insurance policy in the principal amount of $22,391. In April 2021, the Company added an additional location to the policy which increased the policy premium by $7,575. The revised policy premium is $29,967. The note bears an annual interest rate of 8.5%. The Company paid $2,488 as a down payment on March 9, 2021, the note requires the Company to make 8 monthly payments of $3,435 over the remaining term of the note. As of June 30, 2021, the obligation outstanding is $16,227.

Effective February 24, 2021, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $13,694. The note bears an annual interest rate of 7.369%. The Company paid $3,424 as a down payment on April 19, 2021, the note requires the Company to make 9 monthly payments of $1,199 over the remaining term of the note. As of June 30, 2021, the obligation outstanding is $8,392.

Effective April 10, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $78,750. The note bears an annual interest rate of 8.35%. The Company paid $15,750 as a down payment on May 10, 2021, the note requires the Company to make 9 monthly payments of $7,271 over the remaining term of the note. As of June 30, 2021, the obligation outstanding is $50,898.

Effective April 17, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $23,014. The note bears an annual interest rate of 11.98%. The Company paid $4,871 as a down payment on March 16, 2021, the note requires the Company to make 10 monthly payments of $1,814 over the remaining term of the note. As of June 30, 2021, the obligation outstanding is $10,886.

Effective May 31, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $8,906. The note bears an annual interest rate of 10.25%. The Company paid $2,537 as a down payment on May 28, 2021, the note requires the Company to make 9 monthly payments of $741 over the remaining term of the note. As of June 30, 2021, the obligation outstanding is $6,667.

Effective July 16, 2021, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $10,650. The note bears an annual interest rate of 11%. The Company paid $4,113 as a down payment on June 30, 2021, the note requires the Company to make 9 monthly payments of $726 over the remaining term of the note. As of June 30, 2021, the obligation outstanding is $6,538.

Short-term mortgages payable

On January 16, 2018, the Company consummated a “Contract for Sale” for a Farm Property in Mulino Oregon (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. No amount was recorded for the premium for the below market rate feature of the note as it was immaterial. The note is secured by a deed of trust on the property. The Company performed an analysis and determined that the rate obtained was below market, however, no premium was recorded as the Company determined it was immaterial. As of June 30, 2021, the balance due of $922,500 including interest and fees in the amount of $144,486 was satisfied in full through the Company obtaining a new mortgage on the property (see Long-term mortgages below).

Promissory note

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The notes mature in July 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory notes, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per share. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. In May 2020, the Company made a principal payment of $20,000. As of June 30, 2021, these obligations were converted into equity.

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The note matures in October 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory note, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. As of June 30, 2021, the obligation outstanding is $500,000 and the balance is $425,523, net of debt discount of $74,477. The Company was notified that the maturity dates on these notes have been extended for the near-term.

Settlement payable

As part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a settlement payable related to an employment claim where Driven shall pay certain employees a total of $250,451. This settlement is payable in equal bi-monthly payments over a period of seventeen (17) Months (36 pay periods), beginning in February 2021. As of June 30, 2021, the settlement payable is presented on the balance sheet in the amount of $95,451.

Due to related parties

During November 2017, one of the Company’s controlled subsidiaries entered into a Promissory Note with a face value of $80,000 with a corporate entity that has shareholders, officers and directors in common with the Company. The Note bears interest at a rate of 6% per annuum and was due one year from the date of issue. On June 1, 2021, the note was forgiven and fully cancelled by the issuer. As of June 30, 2021, the obligation outstanding is zero.

As of June 30, 2021, the Company had a related party loan payable of $1,000 payable to the Company’s officer.

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

As part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a acquisition liabilities totaling $2,000,418. These liabilities related to a California’s Private Attorney General Act (“PAGA”) labor claims, liabilities related to a Purchase Agreement for certain assets, and a settlement related to a prior acquisition. In February 2021, the Company executed a settlement agreement to remove $850,000 of debt and retire 5,000,000,000 warrants in exchange for 500,000 common shares of restricted stock. In March 2021, the Company paid $612,291 of debt and recorded forgiveness of debt of $37,708 related to another settlement agreement. As of June 30, 2021, the total assumed liabilities are $930,763, the current portion of this obligation is $537,931.

Long-term debt, mortgages

In January 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began February 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on January 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of June 30, 2021, the obligation outstanding is $400,000.

In March 2020, the Company executed a $1,585,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began April 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2023, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $120,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. On May 14, 2021, the Company exercised the purchase leaseback option of the original lease and sold the property back to the original owner. As of June 30, 2021, there was no obligation related to this property.

In March 2020, the Company executed a $400,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began May 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2022, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $38,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of June 30, 2021, the obligation outstanding is $400,000.

In March 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began April 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on March 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of June 30, 2021, the obligation outstanding is $700,000.

In July 2020, the Company executed a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 14% per annum. Monthly interest only payments began August 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on July 31, 2023, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of June 30, 2021, the obligation outstanding is $200,000.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. As of September 30, 2019, the balance due totals $300,000. In August 2020, the Company refinanced this obligation and paid the $300,000 balance. The refinanced mortgage term is 36 months and includes and interest rate of 14% and monthly interest only payments of $4,667. As of June 30, 2021, the balance due totals $400,000.

In November 2020, the Company executed a mortgage payable on property located in Mulino, Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began December 1, 2020 and continue each month thereafter until paid. The entire unpaid balance is due on November 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of June 30, 2021, the obligation outstanding is $1,100,000.

The following is a table of the 5-year runoff of our long-term debt as of December 31:

2021	$-
2022	2,600
2023	600
2024	-
2025	-
Thereafter	-
$3,200

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

In April 2020, the Company received approval of the holders Warrant holders of the warrants and the holders debenture holders of the Convertible Debentures to reprice the convertible securities issued in connection with the Company’s special warrant financing, which closed on December 27, 2018 and June 14, 2019. The share purchase warrants of the Company issued in connection with the financing will be repriced to C$1.50 per Common Share and the convertible debentures of the Company issued in connection with the financing will be repriced to C$1.15 per common share. Additionally, the Debenture holders have approved the following amendments to the terms of the convertible debentures: (i) an extension to the maturity date of the convertible debentures to three years from the date of issuance; and (ii) an amendment to permit the Company to force the conversion of the principal amount of the then outstanding convertible debentures and any accrued and unpaid interest thereof at the new conversion price on not less than June days’ prior written notice if the closing trading price of the shares of common stock of the Company’s common shares exceeds C$1.90 for a period of 10 consecutive trading days on the CSE. The Warrant holders have also approved the inclusion of an early acceleration feature in accordance with the policies of the Canadian Securities Exchange, permitting the Company to accelerate the expiry date of the warrants should the closing trading price of the Common Shares exceed C$1.87 for a period of 10 consecutive trading days on the CSE. As of June 30, 2021, the convertible debt related to the above debentures is $3,001 thousand.

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Canaccord convertible notes and the subsequent fair value measurement during the nine months ended June 30, 2021 in USD, (in thousands):

	Warrant Liability	Derivative Liability

Balance at September 30, 2020	$67	$592
Change in fair value	(20)	(223)
Balance at December 31, 2020	47	369
Change in fair value	(18)	(34)
Balance at March 31, 2021	29	335
Change in fair value	(27)	(199)
Balance at June 30, 2021	$2	$136

7LV

During this quarter the Company tendered a repayment of the entire principal amount of its 10% unsecured convertible debentures, being C$3,260,000, through the issuance of 5,258,053 shares of common stock of the Corporation to the holders of the Debentures in accordance with the terms of the trust indenture between the Corporation and Olympia Trust Company dated December 27, 2018, as amended and supplemented. The Corporation also made a cash payment of approximately US$30,000 to the holders of the Debentures in respect of accrued and unpaid interest as of May 3, 2021, being the maturity date of the Debentures.

Driven

As part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a convertible promissory note with a principal of $1,050,000. The note accrues interest at a rate of 8% per annum. The note converts to the Company’s common stock at a rate of $0.50 per share. This note has an original issuance discount of $50,000. The proceeds of the note were paid out in two tranches, the first for $787,500 upon the execution of the note and the second for $262,500 30 days after the original funding. Each tranche will be due 12 months from the date of the funding. The Company can prepay the note as follows: if the note is outstanding for less than 90 days than 105% of the principal will be paid, at 91-120 day 110% of the principal will be paid, at 121-180 days 115% of the principal will be paid, and at 181-365 days 120% of the principal will be paid. So long as this note is outstanding, upon any issuance by the Company or any of its subsidiaries of any convertible debt security (whether such debt begins with a convertible feature or such feature is added at a later date) with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the holder in this Note, then the Company shall notify the holder of such additional or more favorable term and such term, at the holder’s option, shall become a part of this note and its supporting documentation. The types of terms contained in the other security that may be more favorable to the holder of such security include, but are not limited to, terms addressing conversion discounts, terms addressing maturity, conversion look back periods, interest rates, original issue discount percentages and warrant coverage. The Company notes the agreement included certain make-whole provisions related to the issuance of these shares which resulted in a liability. On February 26, 2021, the Company executed a conversion and satisfaction agreement resulting in the conversion of $831,110 principal balance of this promissory note. As of June 30, 2021, the outstanding balance on this obligation is $186,000, net of the debt discount of $21,802. As of the date of this filing the balance of this obligation has been fully converted.

As part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a convertible promissory note with a principal of $50,000. The note accrues interest at a rate of 10% per annum. The note converts to the Company’s common stock at a rate of $0.50 per share. The interest on the promissory note is to be paid quarterly in arrears on the fifth day of each calendar quarter. The principal amount of the note is due on the maturity date of June 30, 2021. As of June 30, 2021, the outstanding balance on this obligation is $50,000.

The table below shows the net amount of convertible notes as of June 30, 2021 in USD (in thousands):

June 30, 2021
Principal value of 8%, convertible at $0.91 at June 30, 2021, due December 27, 2021 including penalty provision of $155,239	$2,954
Principal value of 10%, convertible at $1.32 at June 30, 2021, due May 30, 2021 (see Note 10), as of the date of this filing the balance of this obligation has been fully converted	-
Principal value of various convertible notes, convertible at $0.50 at June 30, 2021, due June – August, 2021	100
Debt discount	-
Cumulative foreign currency impact	47
Carrying value of convertible notes	$3,101

Additionally, as part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a convertible promissory note with a principal of $805,000 payable to a related party. The note accrues interest at a rate of 10% per annum. The note converts to the Company’s common stock at a rate of $0.50 per share. Beginning January 1, 2021, $15,000 of principal is payable per month in addition to 50% of owed interest. Beginning April 1, 2021, 10% of the Company’s monthly cash flow, as defined will also be paid and applied to the principal of the note. The principal amount of the note along with accrued interest is due on the maturity date of June 1, 2025. As of June 30, 2021, the outstanding balance on this obligation is $805,000.

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2021 (in thousands):

	Fair value measured at June 30, 2021
		Quoted prices in	Significant other observable	Significant unobservable
		active markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$4,444	$-	$-	$4,444
Embedded derivative liability	136	-	-	136
Total fair value	$4,580	$-	$-	$4,580

There were no transfers between Level 1, 2 or 3 during the quarter ended June 30, 2021.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended June 30, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

		Embedded
	Warrant Liability	Derivative Liability	Total
Balance – September 30, 2020	$257	$592	$849
Warrants granted for services	11	-	11
Warrants issued pursuant to acquisition (see Note 10)	9,000	-	9,000
Change in fair value	(90)	(208)	(298)
Balance – December 31, 2020	9,178	384	9,562
Change in fair value	6,278	(34)	6,244
Warrants forfeited due to settlement agreement	(4,590)	-	(4,590)
Balance – March 31, 2021	10,866	350	11,216
Warrants issued pursuant to subscription agreement (see Note 13)	59	-	59
Final change due to completed conversion of debt	-	(15)	(15)
Change in fair value	(6,481)	(199)	(6,680)
Balance – June 30, 2021	$4,444	$136	$4,580

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of June 30, 2021 and September 30, 2020 is as follows:

	Warrant Liability
	As of	As of
	June 30, 2021	September 30, 2020
Strike price	$0.48	$0.36 to 2.96
Contractual term (years)	2.82	1 to 3
Volatility (annual)	85%	100%
Risk-free rate	0.9%	0.28%
Dividend yield (per share)	0%	0%

	Embedded Derivative Liability
	As of June 30, 2021	As of September 30, 2020
Strike price	$0.93	$1.12
Contractual term (years)	1.1	1.5
Volatility (annual)	133%	101%
Risk-free rate	0.07%	0.25%
Dividend yield (per share)	0.00%	0.00%
Credit spread	14% to 16%	11.21%

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

Pursuant to the shareholders meeting on June 25, 2021, the Company has amended its certificate of incorporation to increase the number of authorized Company Common Shares from 300,000,000 to 750,000,000.

Preferred shares

The Company had two series of preferred shares designated with no preferred shares issued and outstanding as of June 30, 2021 and September 30, 2020.

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

As part of the Agreement and Plan of Merger with Driven Deliveries the Company issued 101,968,944 common shares.

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

During the quarter ended June 30, 2021, the Company raised $630,000 for the issuance of 1,523,257 shares of its common stock in connection with a private placement memorandum.

During the quarter ended June 30, 2021, the Company issued 950,000 shares of its common stock related to various consulting agreements for a fair value of approximately $525,000 or $0.55 per share.

During the quarter ended June 30, 2021, the Company issued 581,750 shares of its common stock valued at $246,000 as stock-based compensation.

During the quarter ended June 30, 2021, the Company converted $2,838,000 of principal balance related to convertible debt in exchange for 5,426,053 shares of the company’s common stock.

During the quarter ended June 30, 2021, the Company issued 10,000 shares of its common stock in connection with the exercise of the company’s stock option plan.

During the quarter ended June 30, 2021, the Company issued 90,909 shares of its common stock valued at $40,000 in connection with commission expense.

During the quarter ended June 30, 2021, the Company cancelled 694,233 common shares related to investment.

During the quarter ended June 30, 2021, the Company issued 16,942,350 shares of its common stock valued at $7,278,000 pursuant to its Canadian prospectus.

17. Stock Based Compensation

Stock Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options for options granted in 2019. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. During the nine months ended June 30, 2021, pursuant to an employment agreement the Company issued 100,000 stock options.

The fair value of options granted during the nine months ended June 30, 2021, and 2020 were estimated using the following weighted-average assumptions:

Options:

	June 30, 2021	June 30, 2020
Exercise price	$0.40	$0.80 - $4.00
Expected term (years)	3.5	0.5 - 4.0
Expected stock price volatility	93%	108.8% - 188.6%
Risk-free rate of interest	0.28%	1.56%
Expected dividend rate	0%	0%

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of October 1, 2019	3,210,416	$2.45	$-	2.1
Granted	2,362,500	$0.33	$-	2.89
Outstanding as of September 30, 2020	5,572,916	$1.77	$-	1.6
Granted	100,000	$0.40	$-	2.8
Outstanding as of December 31, 2020	5,672,916	$1.73	$-	1.4
Granted	-	$-	$-	-
Outstanding as of March 31, 2021	5,672,916	$1.73	$-	1.18
Granted	250,000	$0.40	$-	3.94
Expired	(2,285,000)	$2.39	$-	-
Outstanding as of June 30, 2021	3,637,916	$2.13	$-	1.57

A summary of option activity under the Company’s stock option plan for the nine months ended June 30, 2021 is presented below:

Estimated future stock-based compensation expense relating to unvested stock options was nominal as of June 30, 2021 and 2020. Weighted average remaining contractual life of the options is .9 years.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended June 30, 2021 and 2020 was comprised of the following (in thousands):

	Three months ended June 30,
	2021	2020
Stock grants	$525	$6
Stock options	353	-
Warrants	-	-
Total stock-based compensation	$878	$6

Stock-based compensation expense for the nine months ended June 30, 2021 and 2020 was comprised of the following (in thousands):

	Nine months ended June 30,
	2021	2020
Stock grants	$3,642	$1,193
Stock options	492	615
Warrants	150	105
Total stock-based compensation	$4,284	$1,913

18. Commitments and contingencies

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, his also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth. In the period ended June 30, 2021, the Company’s has accounts with a Florida bank and several credit unions located in Washington and California.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. The lease requires the Company to pay a starting base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017 and continues through November 31, 2026 at a starting rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of June 30, 2021, Company eliminates this rental income in consolidation.

In September 2019, the Company entered into a 4-year lease for the occupancy of the Company’s new corporate office located in Boca Raton, Florida. The lease requires the Company to pay a starting base rental fee of $4,285 per month with yearly increases thereafter. As of November 23, 2020, the Company added an additional 2,000 rentable square feet to its current lease under the same terms and conditions.

In January 2019, the Company entered into a 5-year lease for the occupancy of real estate and a building located in Hillsboro, Oregon. The lease requires the Company to pay a starting base rental fee of $9,696 per month with yearly increases thereafter.

Pursuant to the execution of a sale lease back agreement with the Company’s Wallis property, a/k/a Never Again, the Company in May 2021, entered into a 15-year lease for the Wallis commercial building from an unrelated third party located in New York, NY. The lease requires the Company to pay a starting base rental fee of $31,500 plus an additional estimated triple net charges per month including real estate taxes in which the base rental fee escalates each year by approximately 2.5%. All taxes (including reconciling real estate taxes), maintenance and utilities are included and paid monthly and reserved until payments are due. In addition, the Company also remitted $60,000 for a security deposit to the landlord.

As of June 30, 2021, the Company has acquired interests in several entities more fully described in Note 6 and Note 8. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States. As of June 30, 2021, Company estimates that its investees will need up to approximately $200,000 to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development.

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

The Company, as of June 30, 2021 executed an Agency Agreement and in consideration of the services rendered by the Agent and in connection with the Offering, the Company has agreed to pay the Agent, on the Closing Date a commission equal to 7% of the gross proceeds of the Offering (including in respect of any exercise of the Over-Allotment Option, if any) payable in cash (the “Agent’s Commission”), subject to a reduced fee equal to 1% for Units sold to certain purchasers designated by the Company on a president’s list (the “President’s List”). In addition the Agent will receive a number of share purchase warrants (the “Broker Warrants”) to purchase up to that number of shares of common stock of the Company (each, a “Broker Share”) that is equal to 7% of the aggregate number of Units issued under the Offering (including any Additional Units (as hereinafter defined) issued upon exercise of the Over-Allotment Option, if any), subject to a reduced number of Broker Warrants equal to 3.5% of the Units sold to purchasers on the President’s List, at an exercise price of $0.55 CAD per Broker Share, exercisable for a period of 24 months following the Closing Date. Pursuant to the Agency Agreement, the Company also agreed to pay to the Agent a corporate finance fee of $100,000 CAD (the “Corporate Finance Fee”), such Corporate Finance Fee to be payable as to $50,000 CAD in cash and as to $50,000 CAD by the issuance of 90,909 shares of common stock of the Company (the “Corporate Finance Fee Shares”) at the Offering Price. After deducting the Agent’s Commission (assuming no President’s List purchasers), the estimated expenses of the Offering of $350,000 CAD and the cash portion of the Corporate Finance Fee, which will be paid out of the general funds of the Company. The Company has also granted to the Agent an over-allotment option (the “Over-Allotment Option”), exercisable in whole or in part, at the Agent’s sole discretion, to purchase up to an additional 15% of the number of Units sold pursuant to the Offering, being up to an additional 2,590,909 Units in the case of the Maximum Offering (the “Additional Units”), each Additional Unit to be comprised of one Unit Share and one Warrant, at the Offering Price to cover the Agent’s over-allocation position, if any, and for market stabilization purposes. The Over-Allotment Option is exercisable, in whole or in part, at any time or times until the date that is 30 days immediately following the Closing Date. A purchaser who acquires Additional Units forming part of the Agent’s over-allocation position acquires such Additional Units under this Prospectus, regardless of whether the over-allocation position is ultimately filled through the exercise of the Over-Allotment Option or secondary market purchases. If the Over-Allotment Option is exercised in full, the total Price to the Public, Agent’s Commission and Net Proceeds to the Company (before deducting expenses of the Offering and assuming no President’s List purchasers) will be $9,200,000 CAD, $644,000 CAD and $8,556,000 CAD, respectively, in the case of the Minimum Offering and, $10,925,000 CAD, $764,750 CAD and $10,160,250 CAD, respectively, in the case of the Maximum Offering. Pursuant to the terms of the Agency Agreement, all subscription funds received from subscribers will be retained in trust by the Agent until the Minimum Offering is obtained. Once the Minimum Offering has been obtained, the sale of the Units shall be completed in accordance with the Agency Agreement. To date, all funds have been subscribed and will be held in escrow for final approval.

During the quarter ended June 30, 2021 the Company entered into an offering led by Canaccord Genuity Corp. (the “Agent”) on a ‘commercially reasonable efforts’ basis and consisted of the sale of 16,926,019 Units (including 1,471,291 Units pursuant to the partial exercise of the over-allotment option by the Agent) at a price of C$0.55 per Unit for aggregate gross proceeds of C$10,309,210 (including C$809,210.05 pursuant to the partial exercise of the over-allotment option by the Agent). Each Unit is comprised of one share in the common stock of the Company (each a “Unit Share”) and one share purchase warrant of the Company (each, a “Warrant”). Each Warrant is exercisable to acquire one share in the common stock of the Company (each, a “Warrant Share”) until April 23, 2023 at a price per Warrant Share of C$0.68, subject to adjustment in certain events. The net proceeds raised under the Offering will be used for working capital and in furtherance of some or all of the business objectives described in the final short form prospectus of the Company dated April 19, 2021 (the “Final Prospectus”). The Company has given notice to list the Unit Shares and the Warrant Shares on the Canadian Securities Exchange (the “Exchange”). Listing will be subject to the Company fulfilling all of the requirements of the Exchange. Concurrent with the Offering, the Company also conducted a non-brokered offering in the United States of 972,092 units of the Company at a price of US$0.43 per unit for aggregate gross proceeds of approximately US$420,000 under the terms of a registration statement on Form S-1, as amended, filed with the United States Securities and Exchange Commission under the U.S. Securities Act on January 5, 2021.

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

Herbalcure vs Driven Deliveries, Inc.

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

TrueFarma

This arbitration arose from the plaintiff’s claim that Driven adversely impacted their business. The total damages that the plaintiff is seeking is $1.0mm, which management believes has absolutely no merit. Additionally, management believes the Company can resolve this with a dismissal before costs are incurred.

19. Subsequent events

Subsequent to June 30, 2021, the Company entered into an Advisory Services Agreement, and as part of that agreement for services agreed to compensation of $12,500 a month, the issuance of 90,000 shares of the Company’s common stock and 750,000 options priced at $0.36.

Subsequent to June 30, 2021, the Company entered into a 12-month professional services agreement, and as part of that agreement for services agreed to issue 500,000 shares of the Company’s common stock.

Subsequent to June 30, 2021, the Company tendered the amount of $555,054 including principal and interest in payment of a note leaving a net principal balance totaling $352,862.

Subsequent to June 30, 2021, the Company issued 181,190 shares as payment in kind for six months of accrued interest on convertible notes.

Subsequent to June 30, 2021, the Company issued 866,000 for various consulting and service agreements.

Subsequent to June 30, 2021, Treevana Wellness, a Georgia based company was awarded a Medical Cannabis License of which the Company has a 2.5% equity investment in consideration for services.

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

Update on COVID-19

On March 11, 2020, the World Health Organization recognized COVID-19 as a global pandemic, prompting many national, regional, and local governments, including in the markets that the Company operates in, to implement preventative or protective measures, such as travel and business restrictions, temporary store closures, and wide-sweeping quarantines and stay-at-home orders. As a result, COVID-19 has significantly curtailed global economic activity, including in the regulated cannabis and CBD industries in which the Company operates.

COVID-19 has materially impacted our markets and sources of revenues, especially in the three and nine months ended May 31, 2020, including without limitation, as a result of the following:

●	State and provincial mandates requiring the temporary closure of nonessential businesses, such as the temporary closure of adult recreational use stores in Massachusetts, Nevada, and Ontario, Canada, as well as the substantial closure of many retail storefronts that sell CBD;
●	Restrictions and limitations on travel that have curtailed consumer demand in tourist-heavy markets, such as Nevada and Colorado, as well as a general negative effect on the ability of our sales force to meet with potential customers and secure new orders; and
●	Our customers increasingly consolidating orders and purchasing less frequently in response to general macroeconomic and business uncertainty, creating a more volatile and irregular purchasing and revenue recognition pattern.

While the U.S. has recently seen a significant decline in new cases and states are loosening their shutdown and social distancing protocols, resulting in a wide reopening of adult recreational use and medical stores as well as retail stores that sell CBD, COVID-19 continues to affect the Company’s sources of revenue in Canada, particularly in provinces such as Ontario that were still under lockdown until recently.

We continue to be impacted by business and supply chain interruptions resulting from the COVID-19 pandemic. The COVID-19 pandemic has also resulted in increased air freight costs incurred by us, which we are passing on to our customers via a surcharge, as well as general difficulties in securing space on incoming freight from international vendors in order to make room for essential items.

We continue to experience unexpected and uncontrollable delays with our international supply shipments due to a significant increase in shipments to U.S. ports, less cargo being shipped by air, and a general shortage of containers. While these delays have moderately improved in recent months, we, along with many other importers of goods across all industries, continue to experience severe congestion and extensive wait times for carriers at ports across the United States. In addition, restrictions imposed by local, state and federal agencies due to the COVID-19 pandemic has led to reduced personnel of importers, government staff and others in our supply chain. We have been working diligently with our network of freight partners and suppliers to expedite delivery dates and provide solutions to reduce further impact and delays. However, we are unable to determine the full impact of these delays as they are out of our control.

We have also experienced, and could continue to experience, delays in orders from vendors, particularly in countries where the pandemic has had a significant impact, such as in China.

While the Company is continuing to navigate the financial, operational, and personnel challenges presented by the COVID-19 pandemic, the full extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, the potential uncertainty related to and proliferation of new strains, and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain, out of our control and cannot be predicted at this time.

For the three and nine months ended June 30, 2021, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the three and nine months ended June 30, 2021, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

Results of Operations

	For the Three Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%
Gross Revenue	$12,436	$6,111	6,325	104%
Discounts and returns	(1,850)	(913)	(937)	(103)%
Cost of goods sold	9,085	3,420	5,665	166%
Consulting fees	623	124	499	402%
Professional fees	927	257	670	261%
General and administration	4,510	2,176	2,334	107%
Other income (expenses), net	7,148	(167)	7,315	4380%
Loss from equity method investees	-	(1)	1	100%
Net income (loss)	$2,589	$(947)

Comparison of the results of operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020

The Company had net revenues during the three months ended June 30, 2021 of $10,586 compared with $5,198 for the comparable period of 2020, the increase in revenue was primarily related to the increase due to the acquisitions of both Seven Leaf and Driven and the consolidation of an additional nine related entities.

Cost of goods for the three months ended June 30, 2021, amounted to approximately $9,085 compared to $3,420 in the comparable period of the prior year. These costs include both the cost of finished product purchased for retail and the cost of cultivation and processing for the grow facilities and sold at the wholesale level.

In the three months ended June 30, 2021, we incurred consulting costs of approximately $623 compared to approximately $124 in the comparable period of the prior year. The increase in consulting fees was attributed to an increase of stock-based expenses for consultants. We expended those fees as we have yet to build up a significant employee base and currently outsource certain tasks to consultants.

In the three months ended June 30, 2021, we incurred professional fees of approximately $927 compared to approximately $257 in the comparable period of the prior year. Those fees are primarily for legal, accounting, and related services that pertains to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In the three months ended June 30, 2021, we incurred general and administrative costs of approximately $4,510 compared to approximately $2,176. This increase relates primarily to an increase in costs related to the inclusion of certain entities due to their being variable interest entities plus the acquisition of entities and related expenses.

	For the Nine Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%
Gross Revenue	$31,182	$10,315	20,867	202%
Discounts and returns	(4,609)	(1,498)	(3,111)	(208)%
Cost of goods sold	20,341	6,062	14,279	236%
Consulting fees	2,787	2,031	756	37%
Professional fees	2,836	1,780	1,056	59%
General and administration	11,215	6,234	4,981	80%
Other income (expenses), net	1,290	(1,490)	2,780	187%
Loss from equity method investees	-	(253)	253	100%
Net loss	$(9,316)	$(9,033)

Comparison of the results of operations for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020

The Company had net revenues during the nine months ended June 30, 2021 of $26,573 compared with $8,817 for the comparable period of 2020, the increase is primarily due to the acquisitions of Driven, Yerba Buena, Seven Leaf and the consolidation of four related entities.

Cost of goods for the nine months ended June 30, 2021, amounted to approximately $20,341 compared to $6,062 in the comparable period of the prior year. These costs include both the cost of finished product purchased for retail and the cost of cultivation and processing for the grow facilities and sold at the wholesale level.

In the nine months ended June 30, 2021, we incurred consulting costs of $2,787 compared to $2,031 in the comparable period of the prior year. We mitigated our consulting expenses which were stock based the prior year.

In the nine months ended June 30, 2021, we incurred professional fees of approximately $2,836 compared to $1,780 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services relating to our being a public company in both the United States and Canada. We expect as we grow our operations these costs will continue to grow.

In nine months ended June 30, 2021, we incurred general and administrative costs of approximately $11,215 compared to $6,234, these costs include payroll, depreciation and amortization, insurance, rent expense and other general costs. We expect that these costs will increase as we increase our operations.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of $9,106 as of June 30, 2021. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our entry into the cultivation, production, and sale of cannabis;
●	Acquisition and buildout of rental properties;
●	Addition of administrative and sales personnel as the business grows and
●	The cost of being a public company.

Subsequent to June 30, 2021, we have not raised any additional funds in our private placements. Our efforts to raise additional capital are ongoing and we expect to continue our efforts in the following quarters.

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

Cash Flow

For the nine months ended June 30, 2021 and 2020

Net cash flows used in operating activities was $8,429 for the nine months ended June 30,2021 as compared net cash flow used in operating activities to $4,053 for the nine months ended June 30, 2020, a change of $4,073.

● Net cash flow used in operating activities for the nine months ended June 30, 2021 primarily reflected a net loss of $9,146 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $3,745, stock-based compensation expense of $4,284, non-cash rent and interest $331, amortization of debt discount of $606, a loss of $170 from equity method investee and other adjustments of $209 offset by the change in foreign currency translation of $29, a gain in sale of equity method investments of $200, and a gain on the sale of a property of $766, a change in the fair value of derivative and warrant liabilities of $675, a change in operating assets and liabilities consisting of an decrease in accounts payable and accrued expenses of $3,248, an increase in prepaid expenses and other operating assets of $3,540.

● Net cash flow provided by investing activities for the nine months ended June 30, 2021 amounted to $421 and consisted of $425 used in the purchase of property and equipment, $179 for project costs and an additional $560 was used in investments, offset by cash received related to the sale of a property of $1,505 and a net of $80 related to investment in equity method investees.

● Net cash provided by financing activities was $14,985 for the nine months ended June 30, 2021 as compared to $3,377 for the nine months ended June 30, 2020. During the nine months ended June 30, 2021, we received proceeds from the issuance of common shares of $17,713 offset by $1,697 of repayment on notes payable was incurred and $1,031 for the forgiveness of debt.

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

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur, additional real estate assets held by entities related to those shareholders. The Agreement also gives the Company the right of first refusal in regard to certain properties owned by the persons and entities affiliated with the parties of the Agreement so long as certain targets are met. In the quarter ended June 30, 2019, the Company issued 12,500,000 shares of its common stock for the acquisition of Consolidated Ventures of Oregon, LLC (“CVO”) and Opco Holdings, LLC (“Opco”) which comprise the entities within the Multi Party Agreement. On September 6, 2020, the Company received the regulatory approval to transfer all the licenses held under both CVO and Opco. Subsequently, the Company has completed the acquisition and as a result, the Company is no longer engaged primarily in property rental operations but has taken over the operations of its primary renters, which is the cultivation, production and sale of cannabis and related productions. Since CVO and Opco are related to the Company, the acquisition was not accounted for as a business combination at fair value under the codification sections of ASC 805. The assets and liabilities were transferred to the Company at their historical cost and the Company has included the operations of Opco and CVO for all periods presented for this period ended June 30, 2021.

The accompanying condensed consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly owned subsidiaries, Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Holdings Agri, Inc., Opco Holdings, Inc., 7LV USA Corporation, and Consolidated Ventures of Oregon, Inc., and Driven Deliveries, Inc. In addition, the Company has consolidated YMY Ventures, WCV, LLC and NVD RE, Inc. under the variable interest requirements.

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

As of June 30, 2021, the Company has acquired interests in several entities. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States. As of June 30, 2021, Company estimates that its investees will need up to approximately $2 million to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of June 30, 2021. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

Herbalcure vs Driven Deliveries, Inc.

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

TrueFarma

This arbitration arose from the plaintiff’s claim that Driven adversely impacted their business. The total damages that the plaintiff is seeking is $1.0mm, which management believes has absolutely no merit. Additionally, management believes the Company can resolve this with a dismissal before costs are incurred.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Stem between October 1, 2020 and June 30, 2021:

	Security	No. Shares
Services	Common Stock	3,872,979
Compensation	Common Stock	3,914,509
Issuance of common stock related to cash sales	Common Stock	6,787,253
Issuance of common stock related to option exercise	Common Stock	10,000
Interest and converted notes	Common Stock	10,146,186
Issuance of common stock in connection with deposit for an asset acquisition	Common Stock	300,000
Issuance of common stock related to settlement payment	Common Stock	500,000
Cancelled	Common Stock	(1,219,633)
Total		24,311,294

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

STEM HOLDINGS, INC.

August 16, 2021	By:	/s/ Adam Berk
Adam Berk, President and Chief Executive Officer

