Form 10-K
period 2021-09-30
Stem Holdings, Inc.
filed 2022-01-13
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒	Smaller Reporting Company ☒

Emerging Growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $112,532,221 at $0.649 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 223,452,741 shares of common stock par value $0.001 as of January 6, 2022.

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

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate Structure

Stem Holdings, Inc. was organized on June 7, 2016, as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes. The Company’s principal office is located at 2201 NW Corporate Blvd, Suite 205, Boca Raton, FL 33431.

The following chart illustrates the Companies corporate structure including details of the jurisdiction of formation of each subsidiary. Stem, through its subsidiaries, is currently in the process of finalizing the investment in and acquisition of entities that engage directly in the production and sale of cannabis.

Overview of the Business

Stem is a multi-state, vertically integrated, cannabis company that, through its subsidiaries and its investments, is engaged in the manufacture, possession, use, sale, distribution or branding of cannabis and/or holds licenses in the adult use and/or medical cannabis marketplace in the states of Oregon, Nevada, California, and Massachusetts. Stem has ownership interests in 29 state issued cannabis licenses including nine (9) licenses for cannabis cultivation, three (3) licenses for cannabis processing, two (2) licenses for cannabis wholesale distribution, three (3) licenses for hemp production, five (5) adult-use medical retailers (non-storefront) which were subsequently divested and seven (7) cannabis dispensary licenses.

The Company is also currently working towards acquiring one additional entity and assisting certain joint ventures with obtaining licenses and permits for cannabis production, distribution and sale in additional US states. Should it be successful in these endeavors, the Company will transform into a multi-state, vertically integrated, cannabis company that purchases, improves, leases, operates and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, California, and Colorado.

Stem’s partner consumer brands are award-winning, nationally known and include: cultivators, TJ’s Gardens, Travis X James, and Yerba Buena; retail brands, Stem and TJ’s; infused product manufacturers, Cannavore and Supernatural Honey; and a CBD company, Dose-ology. As of September 30, 2021, the Company owns five properties and leases eight other properties, located in Oregon, Nevada and California. As of September 30, 2021, the buildout of these properties to support cannabis related operations was either complete or near completion.

The Company has ten wholly-owned subsidiaries, including Driven Deliveries, Inc. (subsequently divested on December 17, 2021), Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, Inc., Stem Holdings Oregon Acquisitions 1, Corp., Stem Holdings Oregon Acquisitions 2, Corp., Stem Holdings Oregon Acquisitions 3, Corp., Stem Holdings Oregon Acquisitions 4 Corp., 2336034 Alberta Ltd., Stem, through its subsidiaries, is currently in the process of finalizing the investment in and acquisition of entities that engage directly in the production and sale of cannabis.

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQX exchange under the symbol “STMH”.

Recent Developments

COVID-19

On March 12, 2020, the World Health Organization (“WHO”) declared a global pandemic as a result of the spread of a virus known as COVID-19. The impacts on global commerce are expected to be far reaching. This has largely limited the Company’s workforce from travelling to its various state specific jurisdictions. This will likely impact demand for the Company’s products in the near term and will also likely impact the Company’s supply chains. It may also impact expected credit losses on trade receivables and may cause staffing shortages and increased government regulations or interventions, which may negatively impact the financial condition or results of the Company. The Company has taken effective steps to ensure frequent sanitization, social distancing, and abstention from duty for employees with illnesses.

As of the date of this report, the Company has experienced minimal disruptions in staffing and one of the Company’s facilities have been forced to close for a shortened period of time. The Company experienced significant retail revenue growth during 2021 despite this crisis. Overall demand in Oregon has been consistent through the date of this report and the Company expects that, without further restrictions from the government, its Oregon business will continue to remain open and service its customers. To date the Company has proven to be compliant with the Governors Guidelines and the updated OSHA requirements in response to COVID-19.

Oregon is utilizing a 4-tiered risk level rubric, based on hospitalizations and percent increase in 7-day positive test rates. The levels are Lower Risk, Moderate Risk, High Risk, and Extreme Risk. As of the date of this report, 1 of the companies 5 dispensaries are located in counties with a “High Risk” rating. This will not affect the Company’s retail stores and the Company does not anticipate a significant impact in demand due to these ratings; however, the existence of more widespread cases of COVID-19 generally increases the risk of infection at a Company facility which could require downtime resulting in lost revenue, supply chain disruptions, testing and sanitization costs, and other potential unforeseen liabilities.

The Company has to date demonstrated resilience in managing its business through the pandemic by taking all recommended safety precautions including personal protective equipment, sanitization, working from home when possible and periodic testing. The Company also demonstrated strength by increasing headcount in its retail stores at the beginning of the pandemic rather than trimming headcount and shutting down stores. This decision significantly contributed to the Company’s growth and success in its Oregon business during the first half of 2021.

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

Regulation of Cannabis in the United States Federally

The cultivation, production, distribution and sale of cannabis and cannabis extracts is illegal under U.S. federal law, and it is listed as a Schedule I substance under the U.S. Controlled Substances Act. A Schedule I drug or substance is deemed to have a high potential for abuse, to have no accepted medical use in the United States, and to lack an acceptable safe use of the drug under medical supervision. The Company believes the U.S. Controlled Substances Act categorization as a Schedule I drug is not reflective of cannabis’ medicinal properties and numerous related studies support rescheduling. Over the past decade, cannabis policy has been moving towards legalization and liberalization of cannabis laws.

In September 2018, Congress approved the Medical Cannabis Research Act. This bill requires the Department of Justice to issue additional cultivation licenses to grow marijuana for federal research. The bill also clarifies that Department of Veterans Affairs (“VA”) doctors can discuss medical marijuana with their patients and can refer them to participate in scientific studies on the drug’s effects.

The District of Columbia (“D.C.”) and 36 U.S. states, including the states of Oregon, Nevada and California, have legalized cannabis for medical use. D.C. and 15 U.S. states, including the states of Oregon, Nevada and California, have also legalized adult recreational use of cannabis.

As discussed above, marijuana remains a Schedule I substance under U.S. federal law. However, the Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) has issued guidance advising prosecutors of money laundering and other financial crimes not to focus their enforcement efforts on banks that serve marijuana-related businesses (“MRBs”), so long as that business is legal in the bank’s respective state and none of the federal enforcement priorities are being violated (such as keeping marijuana away from children and out of the hands of organized crime). This guidance was published on February 14, 2014 and requires banks providing such services to monitor strict compliance with FinCEN’s guidance. This requires investment in monitoring and compliance staff, and large national banks don’t appear to want to make such an investment, nor expose themselves to potential risk of prosecution from non-compliant businesses they might serve. At the end of 2020 FinCEN reported 684 banks and financial institutions doing business with MRB’s.

The few credit unions who have agreed to service marijuana businesses are limiting those accounts to no more than 5% of their total deposits to avoid creating a liquidity risk. Because the federal government could change the banking laws as it relates to marijuana businesses at any time and without notice, these credit unions must keep sufficient cash on hand to be able to return the full value of all deposits from marijuana businesses in a single day, while also servicing the needs of their other customers.

In March 2019, a congressional committee approved the Secure and Fair Enforcement (SAFE) Banking Act. Draft legislation of the SAFE Banking Act received a historic hearing in the House Consumer Protection and Financial Institutions Subcommittee in February 2019, where the National Cannabis Industry Association submitted written testimony along with the personal stories about the burdens and safety concerns created by the current banking situation from nearly 100 cannabis industry professionals. On September 25, 2019 the U.S House of Representatives passed the landmark legislation to reform federal cannabis laws and reduce the public safety risk in communities across the country. H.R. 1595, the SAFE Banking Act of 2019 passed by a vote of 321 to 103. This bill generally prohibits a federal banking regulator from penalizing a depository institution for providing banking services to a legitimate marijuana-related business. The Company believes this progressive banking reform for the U.S. cannabis industry reflects a positive trajectory for marijuana banking reform.

The Marijuana Opportunity Reinvestment and Expungement Act, also known as the MORE Act, is a proposed 2019 United States federal legislation to legalize cannabis and expunge prior cannabis related convictions that was introduced into the U.S. House of Representatives on July 23, 2019. This would remove cannabis from the Controlled Substances Act and impose a 5% tax on cannabis and cannabis products manufactured in or imported into the United States. This tax will be collected by the Treasury of the United States to create a trust fund to be known as the Opportunity Trust Fund. The trust funds the Act would create include the Community Reinvestment Grant, which would provide funding for services such as job training, re-entry services and legal aid; the Cannabis Opportunity Grant, which would provide funds to assist small businesses in the cannabis industry; and the Equitable Licensing Grant, which minimizes barriers to gain access to marijuana licensing and employment for those most impacted by the so-called war on drugs. The act would also establish a Cannabis Justice Office within the Department of Justice Office of Justice Programs, responsible for administering the grants. On December 4, 2020, the U.S. House of Representatives passed this legislation by a vote of 228-164.

Both the MORE and SAFE Banking Acts have yet to receive action in the U.S. Senate. However, in late 2020 incoming Senate Majority Leader Charles Schumer made multiple comments suggesting that passage of these bills and large-scale federal legalization of cannabis are on his agenda. The Company continues to monitor both of these bills and the general status of cannabis legalization at the U.S. federal level.

On December 14, 2020, former President Trump announced that William Barr would be resigning from his post as Attorney General, effective December 23, 2020. Merrick Garland, President Biden’s nominee to succeed Mr. Barr, has served as the current attorney since March 2021. It is unclear what specific impact the new Biden administration will have on U.S. federal government enforcement policy. There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.

The Company believes it is too soon to determine if any prosecutorial policy at the federal level will be forthcoming or if the Biden administration will reinstitute the prior posture of the Department of Justice or a similar guidance document for United States attorneys or by executive order. The sheer size of the cannabis industry, in addition to various level of legalization at the State and local governments, suggests that a largescale enforcement operation would possibly create unwanted political backlash for the Department of Justice. Moreover, State and local tax revenues generated by the cannabis business has become an increasingly important source of funding for State and local government programs.

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

State	Entities	Adult-Use / Medical	Direct / Indirect / Ancillary	Dispensary Licenses	Cultivation / Processing / Distribution Licenses
California	7LV USA	Medical	Direct (1)	1	N/A
Massachusetts	CGP	Adult-Use	Indirect(2)	1
Nevada	YMY	Both	Indirect(3)	N/A	4
Oregon	Various	Both	Direct and Ancillary(4)	5	5

Notes:

(1)	The Company’s wholly-owned subsidiary, 7LV USA, operates a cannabis dispensary in Sacramento, California.

(2)	The Company holds a 13% interest in CGP, which operates a cannabis dispensary in Great Barrington, Massachusetts. CGP is also building a cannabis facility in Northampton, Massachusetts.

(3)	The Company holds a 50% interest in YMY, which operates a cannabis facility in North Las Vegas, Nevada.

(4)	The Company holds all licenses in Oregon directly, through wholly-owned subsidiaries.

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

Company Licenses

On March 29, 2019, the Company executed a definitive agreement to acquire Western Coast Ventures, Inc. (“WCV”), an arm’s length private corporation incorporated under the laws of Nevada. Other than approximately $2,000,000 in cash, WCV’s sole asset was a 51% ownership interest in ILCA. ILCA was issued a limited conditional use permit for a cannabis production facility by the City of San Diego. Upon issuance of the final cannabis production facility permit and the completed construction of the facility, the ILCA will: (i) operate an advanced cannabis facility to grow and cultivate cannabis; (ii) manufacture cannabis-derived products; and (iii) distribute cannabis and cannabis-derived products state-wide throughout California. During the year ended September 30, 2021 the Company determined the investment in ILCA was impaired and recognized an impairment expense of $2.2 million for the year ended September 30, 2021.

On March 6, 2020, the Company closed the acquisition of Seven Leaf Ventures Corp. (“7LV”), an arm’s length private corporation incorporated under the laws of Alberta, and its subsidiaries, pursuant to the terms of a share purchase agreement dated March 6, 2020. A subsidiary of 7LV, 7LV USA, owns Foothills Health and Wellness, a medical dispensary, in the greater Sacramento, California area.

The table below lists the licenses directly and indirectly held by the Company in the State of California:

Holding Entity	Permit/License	City, State	Expiration Date	Description
7LV USA	C10-0000679-LIC	Sacramento, California	January 14, 2023	Medicinal Retailer License

California Agencies Regulating the Commercial Cannabis Industry

From 2015 through July 2021, three agencies were tasked with regulating the cannabis industry in California. The California Department of Food and Agriculture (“CDFA”) which oversaw nurseries and cultivators; the California Department of Public Health (“CDPH”) which oversaw manufacturers, and the Bureau of Cannabis Control (BCC) which oversaw distributors, retailers, delivery services and testing laboratories.

In an effort to centralize and simplify regulatory and licensing oversight of the cannabis market, Gov. Gavin Newsom signed AB-141 into law on July 12, 2021, creating the Department of Cannabis Control (DCC). Assembly Bill 141 consolidates three state cannabis programs – the Bureau of Cannabis Control (BCC), the California Department of Food and Agriculture’s (CDFA) CalCannabis Cultivation Licensing Division, and the California Department of Public Health’s (CDPH) Manufactured Cannabis Safety Branch into the DCC. The law transfers to the DCC all of the “powers, duties, purposes, functions, responsibilities, and jurisdiction” of the BCC, CDFA and CDPH.

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

California Inspections

All licensees are subject to annual and random inspections of their premises. Cultivators may be inspected by the California Department of Fish and Wildlife, the California Regional Water Quality Control Boards, and the California Department of Food and Agriculture. Manufacturers are subject to inspection by the California Department of Public Health, and Retailers, Distributors, Testing Laboratories, and Delivery services are subject to inspection by the Department of Cannabis Control. Inspections can result in notices to correct, or notices of violation, fines, or other disciplinary action by the inspecting agency.

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

Regulatory Summary (Adult-Use)

Many of the same application requirements exist for a marijuana establishment license as a RMD application, and each owner, officer or member must undergo background checks and fingerprinting with the CCC. Applicants must submit the location and identification of each site, and must establish a property interest in the same, and the applicant and the local municipality must have entered into a host agreement authorizing the location of the adult-use marijuana establishment within the municipality and said agreement must be included in the application. Applicants must include disclosure of any regulatory actions against it by the Commonwealth of Massachusetts, as well as the civil and criminal history of the applicant and its owners, officers, principals or members. The application must include the RMD applicant’s plans for separating medical and adult-use operations, proposed timeline for achieving operations, liability insurance, business plan, and a detailed summary describing and/or updating or modifying the RMD’s existing medical marijuana operating policies and procedures for adult-use including security, prevention of diversion, storage, transportation, inventory procedures, quality control, dispensing procedures, personnel policies, record keeping, maintenance of financial records and employee training protocols.

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

Company Licenses

The Company holds a minority interest in an entity that holds one cultivation and one dispensary license in the State of Massachusetts. The table below lists the licenses indirectly held by the Company:

Holding Entity	Permit/License	City, State	Expiration Date	Description
CGP(1)	MR282695	Massachusetts	January 13, 2022	Dispensary and Cultivation License

Note:

(1)	The Company holds a 13% interest in CGP, which operates a cannabis dispensary in Great Barrington, Massachusetts. CGP is also building a cannabis facility in Northampton, Massachusetts.

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

The Nevada Division of Public and Behavioral Health licensed medical cannabis establishments up until July 1, 2017, when the State’s medical cannabis program merged with adult-use cannabis enforcement under the State of Nevada Department of Taxation, Marijuana Enforcement Division (the “Nevada Taxation Department”). In 2014, Nevada accepted medical cannabis business applications and a few months later the division approved 182 cultivation licenses, 118 licenses for the production of edibles and infused products, 17 independent testing laboratories, and 55 medical cannabis dispensary licenses. The number of dispensary licenses was then increased to 66 by legislative action in 2015. The application process is merit-based, competitive, and is currently closed. Residency is not required to own or invest in a Nevada medical cannabis business. In addition, vertical integration is neither required nor prohibited. Nevada’s medical law includes patient reciprocity, which permits medical patients from other States to purchase cannabis from Nevada dispensaries. Nevada also allows for dispensaries to deliver medical cannabis to patients.

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

In September 2018, the Nevada Taxation Department accepted applications from existing Nevada medical cannabis establishment certificate owners to be awarded licenses for approximately 65 retail cannabis stores throughout the State. The application period closed on September 20, 2018, and the additional retail store licenses were awarded by the Nevada Taxation Department on December 5, 2018.

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

Company Licenses

YMY, in which the Company owns a 50% interest, holds one medical cultivation license and one recreational cultivation license and one medical product manufacturing license and one recreational product manufacturing license in the State of Nevada. The table below lists the licenses indirectly held by the Company:

Holding Entity	Permit/License	City, State	Expiration Date	Description
YMY(1)	18897864143987354009	Las Vegas, Nevada	June 30, 2022	Medical Cultivation License
YMY(1)	49988620104464639364	Las Vegas, Nevada	June 30, 2022	Recreational Cultivation License
YMY(1)	78715576282428558550	Las Vegas, Nevada	June 30, 2022	Medical Product Manufacturing License
YMY(1)	32704290606712932888	Las Vegas, Nevada	June 30, 2022	Recreational Product Manufacturing License

Note:

(1)	The Company holds a 50% interest in YMY, which operates a cannabis facility in North Las Vegas, Nevada.

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

All drivers must carry in the vehicle valid driver’s insurance at the limits required by the State of Nevada and the Nevada Taxation Department. All drivers must be bonded in an amount sufficient to cover any claim that could be brought or disclose to all parties that their drivers are not bonded. Cannabis establishment agent registration cardholders and the licensed marijuana distributor they work for are responsible for the cannabis and cannabis product once they take control of the product and leave the premises of the cannabis establishment.

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

Company Licenses

The table below lists the licenses directly held by the Company:

Holding Entity	Permit/License	City, State	Expiration Date	Description
Stem Holdings Agri, Inc.	HEMP-G-000478	New York	September 30, 2022	Industrial Hemp Research Partner Authorization

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

Company Licenses

Pursuant to the purchase of the Operating Companies by the Company, Stem has acquired an interest in five retail licenses, five producer licenses, two wholesaler license and three processing licenses.

The table below lists the licenses that are: (i) directly held by the Company; and (ii) held by the Company’s operating partners:

Holding Entity	Permit/License	City, State	License Expiration Date	Description
JV Foods LLC	030-1014658322F	Eugene, Oregon	September 3, 2022	Recreational Processor
JV Extraction LLC	030-1014657D1EC	Eugene, Oregon	September 3, 2022	Recreational Processor
JV Extraction LLC/JV Wholesale LLC	030-101742659A2	Eugene, Oregon	September 16, 2022	Recreational Processor
JV Applegate LLC	020-10146602629	Jacksonville, Oregon	November 11, 2022	Recreational Producer
JV Wholesale LLC	060-10146555C41	Eugene, Oregon	September 3, 2022	Recreational Wholesaler
JV Extraction LLC/JV Wholesale LLC	060-1017430C9B0	Eugene, Oregon	September 16, 2022	Recreational Wholesaler
JV Wholesale LLC	060-10118468E74	Eugene, Oregon	June 2, 2022	Recreational Wholesaler
JV Production 3 LLC	020-1014656E7A7	Eugene, Oregon	September 3, 2022	Recreational Producer
OpCo Production 2 LLC	020-10146517BD5	Mulino, Oregon	September 3, 2022	Recreational Producer
OpCo Production 1 LLC	020-10146613F29	Springfield, Oregon	September 5, 2022	Recreational Producer
JV Retail 3 LLC	050-1017428AB09	Eugene, Oregon	September 16, 2022	Recreational Retailer
JV Retail 4 LLC	050-1017432812F	Salem, Oregon	September 16, 2022	Recreational Retailer
OPCO Retail 1 LLC	050-10146522DCF	Portland, Oregon	September 3, 2022	Recreational Retailer
JV Retail 2 LLC	050-1014653D811	Eugene, Oregon	September 3, 2022	Recreational Retailer
Kind Care, LLC	050-10146546503	Eugene, Oregon	September 3, 2022	Recreational Retailer
Stem Holdings Oregon, Inc.	020-1013432D099	Hillsboro, Oregon	June 23, 2022	Recreational Producer

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

History of the Business

The Company was formed to purchase, lease, and improve certain real estate properties (the “Properties”), initially in the State of Oregon, which are or will be utilized as either state-licensed cannabis selling retail establishments or state-licensed cannabis growing and processing facilities. The Company previously operated primarily as a real estate holding company, and now engages in direct operations with respect to its properties and activities other than the leasing of properties, funding of capital improvements, and administration of its leases and provision of financing to certain lessees.

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

Investments in Subsidiaries

In April 2018, the Company acquired a 37.5%, which was increased in fiscal 2020 to 50%, interest in NVD RE Corp. (“NVD”). In May 2020, the Company entered into a Share Exchange Agreement with the NVDRE shareholders to exchange their shareholdings that represent an additional 26.25% of NVDRE in exchange for the issuance of the Company’s common stock. The exchange amounted to the issuance of 386,035 shares of the Company’s common stock valued and recorded to investment at $196,000. As a result of the Share Exchange Agreement, the Company has an investment of 63.75% of NVD. NVD used its available funding to acquire an under- construction cannabis indoor grow building in Nevada and to continue the buildout of the property. NVD leases the property to YMY Ventures LLC (“YMY”).

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

On October 8, 2018, the Company and Yerba Buena Oregon, LLC (“Yerba”) entered into an Asset Purchase Agreement which provided for the Company to purchase certain assets and assume certain liabilities of Yerba. Yerba is a wholesale producer of recreational marijuana flower, by-product and pre-roll product in the state of Oregon.

On June 24, 2019, Stem received regulatory approval from the Oregon Liquor Control Commission and closed the previously announced acquisition of Yerba. Yerba operates an award-winning state-of-the-art cultivation facility equipped with an in-house genetics program and a cannabis library consisting of a few hundred strains.

On March 29, 2019, the Company executed a definitive agreement to acquire Western Coast Ventures, Inc. (“WCV”). WCV had a working capital surplus of approximately $2,000,000 and had negotiated a joint venture (the “JV”) with ILCA Holdings, Inc. (“ILCA”). ILCA has been issued a limited Conditional Use Permit for a Marijuana Production Facility (a “MPF”) by the City of San Diego, California, which will only be initially granting a total of 40 MPFs. Upon issuance of the final MPF permit and the completed construction, the JV will: (1) operate an advanced cannabis facility to grow and cultivate cannabis; (2) manufacture cannabis-derived products; and (3) distribute cannabis and cannabis-derived products state-wide throughout California. The Conditional Use Permit expires on August 30, 2023 and is subject to various terms and conditions detailed in the Permit. The Company determined the investment in ILCA was impaired and recognized an impairment expense of $2.2 million for the year ended September 30, 2021.

The MPF encompasses 10,700 square feet and will feature state-of-the-art technology for cultivation, production, and distribution. A complex, sophisticated, portable racking system will create a 10,000 square foot canopy that has the potential to produce over 6,000 pounds of product per year with the help of high efficiency LED lights. The production sector of the MPF will deliver a large variety of cannabis-derived offerings such as flowers, pre-rolls, infused edibles, and topicals. In September 2021, we fully impaired our investment of $2.8 million in ILCA.

Tilstar Medical, LLC

In April 2019, the Company entered into an agreement to acquire 48% of the membership interest of Tilstar Medical, LLC (“TIL”). TIL is a startup operation located in Laurel, Maryland and owns a project management company which assists in procuring licenses for the production and sale of cannabis. The purchase price for the 48% interest was $550,000 to capitalize TIL which under the operating agreement occurs upon the execution of the agreement. As of September 30, 2019, the Company had funded the $550,000 and accounted for its investment using the equity method of accounting. During the year ended September 30, 2019, the Company recorded a loss on investment of approximately $279,000. The Company was not made aware at time of its investment in the type and magnitude of expenses that would be funded with its investment capital and is currently in the process of renegotiating the terms of the operating agreement. During the year ended September 30, 2019, Tilstar Medical along with its partner, Stem Holdings, Inc, received a letter from the Maryland Medical Cannabis commission with notification that we received stage one pre-approval for a processor license. The Companies application ranked amongst the top nine highest scoring applications for a medical cannabis processor license. Final awards will be issued during calendar year 2020. As of September 30, 2021, and 2020, the difference between the investment and the percentage of net assets attributable to the Company’s investment was approximately $288,000 and $287,000, respectively.

Community Growth Partners, INC

On January 6, 2020, the Company entered into a joint venture with Community Growth Partners, Inc. (“CGP”), a vertically-integrated cannabis company with provisional licensed operations in Massachusetts.

The Massachusetts Cannabis Control Commission recently awarded CGP three provisional cannabis licenses for cultivation, manufacturing, and retail – making CGP one of the Commonwealth’s first women- and minority-founded and owned businesses to become approved as a vertically-integrated cannabis operation. A new state-of-the-art indoor cultivation and manufacturing facility will be constructed in Northampton, MA for completion by Fall 2022, which will provide extraction and distribution capability.

Stem acquired 13% of CGP’s common stock and provided CGP with a revolving line of credit for expansion into Massachusetts. Stem also provides CGP with administrative, cultivation, and manufacturing support services.

Seven Leaf Ventures Corp. (“7LV”)

On March 6, 2020, the Company closed the acquisition of Seven Leaf Ventures Corp. (“7LV”), a private Alberta, Canada corporation, and its subsidiaries, pursuant to the terms of a share purchase agreement dated March 6, 2020. 7LV owns Foothills Health and Wellness, a medical dispensary, in the greater Sacramento, California area (the “Sacramento Dispensary”). Company management believes that the Sacramento Dispensary is expected to drive synergies with Stem’s premium branded dispensaries in Eugene and Portland, OR. Stem also expects that the Sacramento Dispensary will receive its recreational license in the next 45 days.

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

Pursuant to the terms of a merger agreement between the parties, Stem acquired Opco Holdings and its subsidiaries, and Oregon Acquisitions, Gated Oregon and Kind Care for a deemed aggregate purchase price of 12.5 million shares of the Company’s common stock. The purchase price was satisfied by releasing the shares which were being held in escrow, to the beneficial owners of above-mentioned entities. As previously disclosed, certain beneficial owners of these entities are also directors, officers and/or shareholders of Stem. The transaction was subject to receipt of all necessary regulatory approvals from government entities of the State of Oregon. Definitive agreements have been executed and filed with the regulatory agency. On September 4, 2020, the Company received all of the necessary regulatory approvals from government entities of the State of Oregon and, pursuant to the Merger Agreements, the transaction was consummated on that date.

Merger with Driven

On October 5, 2020, Stem, Driven Deliveries, Inc. (“Driven”) and Stem Driven Acquisition, Inc. (“SDA”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) wherein Driven agreed to merge with and into SDA, with Driven being the surviving entity. Following completion of the merger transaction contemplated by the Merger Agreement (the “Merger”), Driven became a wholly-owned subsidiary of Stem on December 29, 2020.

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

Following the effective date of the Merger, the shares of Driven were be delisted from the OTCQB market. The shares of Company common stock issued in exchange for the shares of Driven Deliveries, Inc. commenced trading on the OTCQX and on the CSE under Stem’s current symbols (OTCQX: STMH, CSE: STEM) following the closing of the Merger.

On December 17, 2021, pursuant to a Share Exchange Agreement the Company divested Driven Deliveries and its subsidiaries from the Company. Included in the terms of the Share Exchange Agreement, Driven Deliveries and its subsidiaries founders will return 11.5 million shares of the Company’s common stock and assume $7.1 million of the Company’s liabilities. Additionally, the Company will continue to be responsible for $210,753 of accounts payable acquired in the original acquisition.

Principal Products and Markets

The Company’s principal operations have historically related to the leasing of properties, funding of capital, tenant improvements, and administration of its leases and provision of financing to certain lessees, engaged in the production and sale of cannabis. While the Company originally operated primarily as a real estate holding company, it is now engaged in direct operations, primarily the production and sale of cannabis in states where it is legal to do so, with respect to its properties and activities other than the leasing of properties, funding of capital improvements and administration of its leases and provision of financing to certain lessees. Historically, the Company’s principal market has been in the State of Oregon, but it is now engaged in expansion into other markets where sale of marijuana is legal, including California, Nevada, Massachusetts, and Maryland.

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

The Company does not believe that its operations are dependent on any factors within the general economy. However, any material changes in either U.S. federal law enforcement priorities or the law of the State of California, Oregon, Nevada, Massachusetts, and Maryland or other states where the Company operates affecting the cultivation and sale of cannabis could have a material impact on the Company’s business, particularly since the growth, marketing, sale, and use of marijuana is illegal under federal law.

Company Funding

Private Placement Transactions

The Company has sold shares of its common stock in private placement transactions under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder and certain exemptions of the laws of the jurisdictions where any offering is made. In the fiscal years ended September 30, 2021, and 2020, the Company raised gross proceeds of approximately $2,695,000 and $450,000, respectively.

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

Promissory Note

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The notes mature in July 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory notes, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per share. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. In May 2020, the Company made a principal payment of $20,000. As of September 30, 2021, these obligations were converted into equity.

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The note matures in October 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory note, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. As of September 30, 2020, the obligation outstanding is $500,000 and $440,403, net of debt discount of $59,597. As of September 30, 2021, the obligation outstanding is $425,000 and the balance is $358,996, net of debt discount of $66,004. The Company was notified that the maturity dates on these notes have been extended for the near-term.

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

In July 2020, the Company’s wholly owned subsidiary in Oregon received loan proceeds of $220,564 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated July 09, 2020, between the Company and Cross River Bank as the lender, matures on July 09, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2021, the obligation outstanding of $220,565 was forgiven and recorded as other income.

The Company received loan proceeds of $266,820 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated May 01, 2020, between the Company and Transportation Alliance Bank as the lender, matures on May 01, 2022, and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2021, the obligation outstanding of $266,820 was forgiven and recorded as other income.

The Company’s related entity received loan proceeds of $245,400 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated June 03, 2020, between the Company and Coastal States Bank as the lender, matures on June 03, 2022, and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2021, the obligation outstanding of $245,400 was forgiven and recorded as other income.

The Company’s subsidiary received loan proceeds of $62,500 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated June 25, 2020, between the Company and First Home Bank as the lender, matures on June 25, 2022, and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2021, the obligation outstanding of $62,500 was forgiven and recorded as other income.

The Company’s subsidiary received loan proceeds of $140,407 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated July 15, 2020, between the Company and Cross River Bank as the lender, matures on December 30, 2020 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2021, the obligation outstanding of $140,407 was forgiven and recorded as other income.

Convertible Promissory Notes and Mortgages

Finance liability

On January 16, 2018, the Company consummated a “Contract for Sale” for a Farm Property in Mulino Oregon (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. No amount was recorded for the premium for the below market rate feature of the note as it was immaterial. The note is secured by a deed of trust on the property. The Company performed an analysis and determined that the rate obtained was below market, however, no premium was recorded as the Company determined it was immaterial. As of September 30, 2020, the balance due is $922,500. On November 23, 2020, the Company executed a real estate purchase agreement related to the Mulino Property which included the sale of the property and payoff of the mortgage. Additionally, the Company entered into a lease agreement whereas the amount of $13,750 required as a rent payment through the lease is being recorded as interest expense and the Company recorded a finance liability of $1,094,989 related to the lease under the guidance of ASC 842 as a failed sale and leaseback transaction.

Long-term debt, mortgages

In January 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began February 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on January 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2021, the obligation outstanding is $400,000.

In March 2020, the Company executed a $1,585,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began April 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2023, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $120,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. On May 14, 2021, the Company exercised the purchase leaseback option of the original lease and sold the property back to the original owner. As of September 30, 2021, there was no obligation related to this property.

In March 2020, the Company executed a $400,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began May 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2022, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $38,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2021, the obligation outstanding is $400,000.

In March 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began April 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on March 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2021, the obligation outstanding is $700,000.

In July 2020, the Company executed a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 14% per annum. Monthly interest only payments began August 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on July 31, 2023, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2021, the obligation outstanding is $200,000.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. As of September 30, 2019, the balance due totals $300,000. In August 2020, the Company refinanced this obligation and paid the $300,000 balance. The refinanced mortgage term is 36 months and includes and interest rate of 14% and monthly interest only payments of $4,667. As of September 30, 2021, the balance due totals $400,000.

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

Merger with Driven Deliveries, Inc.

On October 13, 2020, Stem Holdings, Inc. (“STEM”), Driven Deliveries, Inc. (“DRVD”) and Stem Driven Acquisition, Inc. (“SDA”) and entered into an Agreement and Plan of Merger (the “Merger Agreement”) wherein DRVD would merge with and into SDA, with DRVD being the surviving entity and, following closing of the merger transaction, would become a wholly-owned subsidiary of STEM. Pursuant to the Merger Agreement, STEM exchanged one newly-issued share of STEM common stock for each issued and outstanding share of DRVD. The merger transaction closed on December 29, 2020 upon satisfaction of all terms and conditions of the Merger Agreement and completion of due diligence by all entities.

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

Under the terms of the Merger Agreement, DRVD shareholders received (based on closing share prices as of October 13, 2020) an aggregate purchase price of approximately US$27.5M. Based on the October 13, 2020 closing prices of both DRVD and STEM, Driven by Stem would had a combined market capitalization of approximately US$54 million, based on to closing market price of the Stem Shares and Driven Shares on the OTCQX and the OTCQB, respectively, on October 13, 2020 and 65M Stem Shares and 75M Driven Shares being outstanding on October 13, 2020.

The intent of the merger was to integrate DRVD’s delivery capability and technology in every state in which STEM currently operates. During the later part of 2021, it became obvious to the Company’s management and Board of Directors that the business model of the combined STEM and DRVD entities was not working and, in fact, was generating substantial ongoing losses which could not be ameliorated. Within any reasonable time frame.

As a result, on December 17, 2021, pursuant to a Share Exchange Agreement, the Company sold Driven Deliveries and its subsidiaries to the shareholders of Budee, Inc. in a transaction which STEM fully divested its interest in Driven Deliveries and its subsidiaries. Included in the terms of the Share Exchange Agreement, the shareholders of Budee, and a prior officer of Driven Deliveries returned approximately 11.5 million shares of the Company’s common stock and assumed approximately $7.1 million of the Company’s liabilities. Notwithstanding, the Company will continue to be responsible for $210,753 of accounts payable assumed in the acquisition of Driven Deliveries.

Employees

As of September 30, 2021, the Company had approximately four hundred fifty (450) employees, most of whom devote their full time to the Company’s operations. The Company expects that the number of employees will substantially decrease as a result of the divestiture of Driven Deliveries. No employee is covered by a collective bargaining agreement.

Website.

The Company operates a website at www.stemholdings.com

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. At the time the original lease was entered into, the Company had expected to close on significant subscriptions from its private placement. However, when those did not immediately materialize, the Company entered into an agreement with the landlord to cancel the lease and in addition, paid the landlord $15,000 not to rent out the property until such time the Company could enter into a new lease. In September 2016, the Company entered into a new 10-year lease with the landlord that commenced in November 2016. The lease requires the Company to pay a starting base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017, and continues through November 31, 2026 at a starting rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of September 30, 2021, Company eliminates this rental income in consolidation.

In March 2018, the Company entered into a 3-year lease for the occupancy of the Company’s corporate office located in Boca Raton, Florida. The lease requires the Company to pay a base rental fee of $3,024 per month with yearly increases thereafter. All taxes, maintenance and utilities are billed separately. This space was subleased through January 31, 2021. The lease terminated in February 2021.

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

In November 2020, the Company executed a mortgage payable on property located in Mulino, Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began December 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due November 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. On November 23, 2020, the Company executed a real estate purchase agreement related to the Mulino Property which included the sale of the property and payoff of the mortgage. Additionally, the Company entered into a 2-year lease agreement whereas the amount of $13,750 required as a rent payment through the lease is being recorded as interest expense and the Company recorded a finance liability of $1,094,989 related to the lease under the guidance of ASC 842 as a failed sale and leaseback transaction.

In March 2020, as part of the acquisition of 7LV, the Company assumed a 4-year lease agreement that 7LV executed in February 2019 for the occupancy of a retail location in the greater Sacramento, California area. As of March 2020, the lease requires the Company to pay a starting base rental fee of $3,820 per month with annual increases of 3% per the commencement date of February 2019.

On September 17, 2021, as part of an Assignment and Assumption of Lease agreement and Plan of Reorganization, the Company assumed a Commercial Lease Agreement dated June 16, 2016. The lease has a remaining term of 44 months with a base monthly rent of $5,516 with an annual increase of 2%. The lease term ends on April 30, 2025.

On September 17, 2021, as part of an Assignment and Assumption of Lease agreement and Plan of Reorganization, the Company assumed a Commercial Real Estate Lease Agreement dated January 11, 2017. The lease has a remaining term of 34 months with a base monthly rent of $4,520 with an annual increase of 3% in June. The lease term ends on June 1, 2024.

Concurrent with the Plan of Reorganization dated September 17, 2021, the Company executed a Real Property Lease Agreement with a term of 62 months. Pursuant to this Agreement, no rent payments will be due the first two months and rental payments will commence in November, 2021 in the amount of $4,505 per month. There will be an annual 3% rental increases each November for the term of the lease. The lease term ends on October 1, 2026.

ITEM 3. LEGAL PROCEEDINGS

D.H. Flamingo, Inc. v. Department of Taxation, et. al.

On February 27, 2020, a subsidiary of the Company (YMY Ventures, LLC) was served with a Summons and Second Amended Complaint in a matter pending in the District Court of Clark County Nevada (Case # A-19-787004-B) which is styled “D.H. Flamingo, Inc. v. Department of Taxation, et. al.” (the DOT Litigation”). In this matter, the Plaintiff is alleging that certain parties (including YMY Ventures, LLC) received Conditional Recreational Marijuana Establishment Licenses, while certain other parties (including Plaintiff) were denied licenses. In the matter, Plaintiff seeks declaratory relief, injunctive relief, relief from violation of procedural and substantive due process, violation of equal protection, unjust enrichment, judicial review of the entire matter, together with a Petition for Writ of Mandamus. The Plaintiff seeks damages in an unspecified amount. Thereafter, on April 20, 2020, YMY Ventures, LLC filed a Notice of Non-Participation and Request for Dismissal. The Company believes it will ultimately be dismissed from the action without any liability exposure. Notwithstanding, there is no guarantee at this time that this will occur, and the ultimate result of the matter could potentially be the loss of YMY Ventures, LLC’s Conditional Recreational Marijuana Establishment License. This matter has now been fully resolved without any financial exposure on the part of the Company.

Chord Advisors, LLC v. Stem Holdings, Inc., et. al.

On June 5, 2020 Chord Advisors, LLC (“Chord”) filed a Complaint in the Circuit Court of the Fifteenth Judicial District in and for Palm Beach County, Florida (Case # 502020CA006097) alleging that Stem Holdings, Inc. owes Chord approximately $260,000 on account of fees for accounting services accrued pursuant to a Letter of Agreement dated October 2019. On July 6, 2020, the Company filed an Answer and Affirmative Defenses to the Complaint. This matter has now been fully resolved without any material financial exposure to of the Company.

Lili Enterprises, LLC adv. YMY Ventures and OPCO, LLC

In July 2020, a dispute arose with the Company’s joint venture partner in connection with the Company’s operations in the State of Nevada. In this regard, the Company’s joint venture partner claims that it is owed certain amounts totaling approximately $307,500 pursuant to the joint venture Operating Agreement. On the other hand, the Company claims that the joint venture partner is in breach of its agreements with the Company and that the Company has heretofore advanced over $1 million in excess of its commitments under the Operating Agreement. This matter has now been fully resolved without any material financial exposure on the part of the Company.

TrueFarma

This arbitration arose from the plaintiff’s claim that Driven adversely impacted their business. This matter was settled and the arbitration was dismissed on September 29, 2021 in consideration of mutual general releases among the parties. As a result, the matter has now been fully resolved without any financial exposure on the part of the Company.

Additionally, the Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. To the best of our knowledge, as of December 22, 2021, the Company was not a party to any other material litigation, claim or suit whose outcome could have a material effect on the Company’s financial statements.

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

The following table shows the high and low prices of our common shares on the OTCQB/OTCQX for each quarter for quarter from October 1, 2019 through September 30, 2021. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
October 1, 2019-December 31, 2019	$1.20	$0.79
January 1, 2020-March 31, 2020	$1.10	$0.31
April 1, 2020-June 30, 2020	$0.60	$0.38
July 1, 2020-September 30, 2020	$0.50	$0.21
October 1, 2020-December 31, 2020	$0.67	$0.34
January 1, 2021-March 31, 2021	$1.39	$0.41
April 1, 2021-June 30, 2021	$0.75	$0.34
July 1, 2021-September 30, 2021	$0.40	$0.23

The market price of our common stock, like that of other early-stage cannabis-related companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of January 6, 2022, there were 223,452,741 shares of common stock par value $0.001 and there were approximately 438 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following table sets forth all securities issued by Stem between October 1, 2020, and September 30, 2021:

	Security	No. Shares
Services	Common Stock	4,880,979
Compensation	Common Stock	3,914,509
Issuance of common stock related to cash sales	Common Stock	1,465,117
Issuance of common stock related to option exercise	Common Stock	10,000
Interest and converted notes	Common Stock	10,327,376
Issuance of common stock in connection with deposit for an asset acquisition	Common Stock	300,000
Issuance of common stock related to settlement payment	Common Stock	500,000
Issuance of common stock in connection with Prospectus	Common Stock	19,276,340
Issuance of common stock in connection with Private Placement Memorandum	Common Stock	5,322,136
Issuance of common stock in connection with asset acquisitions	Common Stock	110,178,122
Cancelled	Common Stock	(1,277,773)
Total		154,896,806

The securities issued in the abovementioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

Share Issuances to Consultants, Employees and Directors for Compensation and Severance

During the year ended September 30, 2021, the Company issued 3,914,509 shares of its common stock and recorded compensation expense of $1.68 million.

During the year ended September 30, 2021, the Company granted options to acquire 1,875,000 shares of its common stock at an exercise price ranging from $0.15 to $1.00 per share. During the year ended September 30, 2021, the Company granted warrants to acquire 59,451,853 shares of its common stock at exercise prices ranging from $0.40 to $0.53 per share.

During the year ended September 30, 2020, the Company issued 1,635,422 shares of its common stock and recorded compensation expense of $1.1 million.

During the year ended September 30, 2020, the Company granted options to acquire 2,362,500 shares of its common stock at an exercise price ranging from $0.29 to $1.25 per share. During the year ended September 30, 2020, the Company granted warrants to acquire 2,872,813 shares of its common stock at exercise prices ranging from $0.36 to $2.96 per share.

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

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the years ended September 30, 2021, and 2020, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended September 30, 2021, and 2020 (in thousands).

	Years Ended September 30,		Change
($ in thousands)	2021	2020	$	%
Gross Revenue	$41,784	$16,371	$25,413	155%
Discounts and returns	(6,015)	(2,397)	(3,618)	151%
Net Revenue	35,769	13,974	21,795	156%
Cost of goods sold	(28,183)	(10,306)	(17,877)	173%
Consulting fees	(2,978)	(2,546)	(432)	17%
Professional fees	(3,537)	(2,526)	(1,011)	40%
General and administration	(16,445)	(8,262)	(8,183)	99%
Impairment of intangible assets	(52,490)	-	(52,490)	100%
Other income (expenses), net	3,492	(1,574)	5,066	322%
Loss from equity method investees	(234)	(253)	19	(8)%
Net loss	$(64,606)	$(11,493)	$(53,113)	462%

Revenues

In years ended September 30, 2021, and 2020, the Company engages directly in the cultivation, production and sale of cannabis and related products.

In 2020 and 2021, the Company’s revenue was generated in the states of Oregon, Nevada, and California.

Cost of Revenues

Cost of revenues for the year ended September 30, 2021, and 2020 totaled approximately $28.2 million and $10.3 million, respectively. The cost of revenue consisted of cannabis product cost, which includes contracted labor, growing, and trimming expenses, and product testing. The Company expects its cost of revenues to grow in line with its future revenue growth.

Operating Expenses

Consulting Fees

Consulting fees for the years ended September 30, 2021, and 2020 totaled approximately $3.0 million and $2.5 million, respectively. The increase of $432 thousand is primarily related to stock-based compensation expenses recognized during the year ended September 30, 2021, for restricted stock awards and warrants to acquire the Company’s common stock issued to consultants.

Professional Fees

Professional fees for the years ended September 30, 2021, and 2020 totaled approximately $3.5 million and $2.5 million, respectively. The increase of $1.0 million is primarily related to legal, accounting, and other professional fees incurred as a result of acquisitions during the year ended September 30, 2021. We expect our professional fees to increase as we continue to grow our business.

General and Administrative

General and administrative expenses for the years ended September 30, 2021, and 2020 totaled approximately $16.4 million and $8.3 million, respectively. The increase of $8.2 million is primarily related to an increase in stock-based compensation for employees and officers and an increase in option expense for employees, directors, and officers.

Impairment of Property and Equipment and Intangibles

Impairment expenses related to property and equipment totaled approximately $52.5 million for the year ended September 30, 2021. The Company recorded an impairment expense of $2.2 million related to investment in WCV. The Company also recorded impairment expense of $50.3 million related to the intangible assets and a related party receivable of Driven.

The Company did not incur impairment expense for the year ended September 30, 2020.

Other Income (Expense)

Other income for the year ended September 30, 2021, totaled approximately $3.5 million. Other expense for the year ended September 30, 2020, totaled approximately $1.6 million. The increase in other income was primarily the result the change in fair value of warranty and derivative liabilities coupled with the forgiveness of PPP loans and a gain on the sale of a property.

Loss from Equity Method Investees

Related to the year ended September 30, 2021, the Company recognized a loss $0.2 million from equity method investees as compared to a loss of $0.3 million in 2020.

Below is a presentation of Non-Generally Accepted Accounting Principles (“non-GAAP”) presentation of Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) for the years ended September 30, 2021, and 2020.

Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”):

	Years Ended September 30,
($ in thousands)	2021	2020
Revenue	$41,784	$16,371
Discounts and returns	(6,015)	(2,397)
Cost of goods sold	28,183	10,306
Consulting fees	2,978	2,546
Professional fees	3,537	2,526
General and administration	16,445	8,262
Impairment of intangible assets	52,490	-
Other income (expenses), net	3,492	(1,574)
Loss from equity method investees	234	253
Net loss- Generally Accepted Accounting Principles (“GAAP”)	(64,606)	(11,493)
Add Backs:
Interest	1,881	2,434
Taxes	-	-
Depreciation and amortization	5,389	2,366
EBITDA (non-GAAP)	(57,336)	(6,693)
Other Add Backs:
Stock-based compensation	2,082	2,073
Impairment of intangible assets	52,490	-
Change in fair value of derivative liability	(577)	190
Change in fair value of warrant liability	(2,401)	(1,065)
Foreign currency translation adjustment	(91)	15
Adjusted EBITDA (non-GAAP)	$(5,833)	$(5,480)

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2021, we had negative working capital of approximately $3 million, which included cash and cash equivalents of $5.6 million. We reported a net loss of approximately $65 million and our net cash used in operating expenses totaled $9.2 million, our cash used in investing activities was $0.2 million and cash flows from financing activities totaled $12.4 million.

Subsequent to September 30, 2021, we received gross proceeds of approximately $40,000 from the exercise of warrants and $238,000 from subscription agreements in connection with private placements.

Going Concern

On September 30, 2021, the Company had approximate balances of cash and cash equivalents of $5.6 million, negative working capital of $3 million, total stockholders’ equity of $34.2 million and an accumulated deficit of $115.8 million.

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

On January 4, 2018, the office of the Attorney General published a memo regarding cannabis enforcement that rescinds directives promulgated under former President Obama that eased federal enforcement. In a January 8, 2018 memo, Jefferson B. Sessions, then Attorney General of the United States, indicated enforcement decisions will be left up to the U.S. Attorney’s in their respective states clearly indicating that the burden is with “federal prosecutors deciding which cases to prosecute by weighing all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of federal prosecution, and the cumulative impact of particular crimes on the community.” Subsequently, in April 2018, then President Trump promised to support congressional efforts to protect states that have legalized the cultivation, sale and possession of cannabis; however, a bill has not yet been finalized in order to implement legislation that would, in effect, make clear the federal government cannot interfere with states that have voted to legalize cannabis. Further in December 2018, the US Congress passed legislation, which the President signed on December 20, 2018, removing hemp from being included with Cannabis in Schedule I of the Act.

On February 8, 2018 the Canadian Securities Administrators (the “CSA”) published a revised staff notice setting out the CSA’s disclosure expectations for specific risks facing issuers with cannabis-related activities in the United States (“Staff Notice 51-352”). Staff Notice 51-352 confirms that a disclosure-based approach remains appropriate for issuers with U.S. cannabis-related activities. Staff Notice 51-352 includes additional disclosure expectations that apply to all issuers with U.S. cannabis-related activities, including those with direct and indirect involvement in the cultivation and distribution of cannabis, as well as issuers that provide goods and services to third parties involved in the U.S. cannabis industry. The Company views Staff Notice 51-352 favorably, as it provides increased transparency and greater certainty regarding the views of its exchange and its regulation of existing operations and strategic business plan as well as the Company’s ability to pursue further investment and opportunities in the United States.

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

On December 14, 2020, former President Trump announced that William Barr would be resigning from his post as Attorney General, effective December 23, 2020. Merrick Garland, President Biden’s nominee to succeed Mr. Barr, has served as the current Attorney General since March 2021. It is unclear what specific impact the Biden administration will have on reinstituting the prior U.S. federal government enforcement policy directives promulgated under former President Obama that eased federal enforcement. There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.

The sheer size of the cannabis industry, in addition to various level of legalization at the State and local governments, suggests that a largescale enforcement operation would possibly create unwanted political backlash for the Department of Justice (“DOJ”) and the Biden administration. Moreover, State and local tax revenues generated by the cannabis business is an increasingly important source of funding for State and local government programs.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, investments, intangible assets, stock-based compensation, and business combinations.

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

An impairment expense of $52.5 million was recorded in the year ended September 30, 2021. During the year ended September 30, 2020, the Company determined that no impairment was required as of that date.

Capitalization of Project Costs

The Company’s policy is to capitalize all costs that are directly identifiable with a specific property, would be capitalized if the Company had already acquired the property, and when the property, or an option to acquire the property, is being actively sought after, and either funds are available or will likely become available to exercise their option. All amounts shown capitalized prior to acquisition of a property are included under the caption of Project Costs within the “Prepaid expenses and other current assets” line item in the consolidated balance sheet.

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

During the years ended September 30, 2021, and 2020, the Company recognized its share of investee losses of approximately $234 thousand and 253 thousand, respectively. The losses related to its investment in the year ended September 30, 2021, in Community Growth Partners Holdings, Inc. (“CGP”) was approximately $233 thousand and Tilstar Medical, LLC (“TIL”) of approximately $1 thousand. The losses related to its investment in the year ended September 30, 2020, in East Coast Packers LLC (“ECP”) was approximately $240 thousand and Tilstar Medical, LLC (“TIL”) of approximately $13 thousand.

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

During the year ended September 30, 2021, and 2020, the Company determined that there were $52.5 million and $0 losses related to the impairment of related to intangible, respectively.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. As of September 30, 2021, and 2020, such net operating losses were offset entirely by a valuation allowance.

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

In December 2020, the Company issued a significant number of new shares in its acquisition of Driven Deliveries (see Note 10). The effect of these issuances is most likely, the Company and Driven have experienced the requisite change of control as promulgated under the US Internal Revenue Code section 382. The effect of this will be that going forward, the ability of the Company and Driven Deliveries to utilize their respective U.S. Federal net operating loss carryforwards from prior to December 29, 2020, will be limited in its usage. In order to determine the specific effect, the Company must perform the computations required under the Internal Revenue Code, which have not yet been performed. The Company expects it will perform the required computations in the coming fiscal year.

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

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on September 30, 2021, for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Lease costs were $839 thousand and $927 thousand for the years ended September 30, 2021, and 2020, respectively. There was sublease rental income of $17 thousand and $35 thousand, respectively for the years ended September 30, 2021, and 2020. The Company has thirteen operating leases consisting with remaining lease terms ranging from 23 months to 180 months.

Lease Costs

Year Ended
September 30,
2021
Components of total lease costs:
Operating lease expense	$839
Total lease costs	$839

Lease positions as of September 30, 2021

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated condensed balance sheet as follows:

September 30,
2021
Assets
Right of use asset	$4,562
Total assets	$4,562

Liabilities
Operating lease liabilities – short term	$685
Operating lease liabilities – long term	3,963
Total lease liability	$4,648

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	9
Weighted average discount rate – operating lease	12.18%

Cash Flows

Year Ended
September 30,
2021
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	$839
Cash paydowns of operating liability	$(839)
Supplemental non-cash amounts of lease liabilities arising from obtaining:
ROU asset	$4,562
Lease Liability	$4,648

The future minimum lease payments under the leases are as follows:

2022	$1,228
2023	1,088
2024	797
2025	687
2026	653
Thereafter	4,676
Total future minimum lease payments	9,129
Less: Lease imputed interest	(4,481)
Total	$4,648

Disaggregation of Revenue

In the year ended September 30, 2020, and 2021, revenue reported was primarily from the sale of cannabis and related products accounted for under ASC 606.

The following table illustrates our revenue by type related to the years ended September 30, 2021, and 2020:

	September 30,
	2021	2020
Revenue
Wholesale	$5,270	$3,832
Retail	35,805	12,389
Rental	17	35
Other	692	115
Total revenue	41,784	16,371
Discounts and returns	(6,015)	(2,397)
Net Revenue	$35,769	$13,974

Geographical Concentrations

As of September 30, 2021, the Company is primarily engaged in the production and sale of cannabis, which is only legal for recreational use in 15 states and D.C., with lesser legalization, such as for medical use in an additional 21 states and D.C., as of the time of these consolidated financial statements. In addition, the United States Congress has passed legislation, specifically the Agriculture Improvement Act of 2018 (also known as the “Farm Bill”) that has removed production and consumption of hemp and associated products from Schedule 1 of the Controlled Substances Act.

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

Stock-based Compensation

The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest on the grant date or over a one-year period.

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of September 30, 2021, and 2020 are as follows:

Potentially dilutive share-based instruments:
	2021	2020
Convertible notes	3,696,311	5,763,210
Options to purchase common stock	7,140,447	5,572,916
Unvested restricted stock awards	-	2,471,317
Warrants to purchase common stock	62,965,833	5,053,078
	73,802,591	18,860,521

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $1 million and $66,000 for the year ended September 30, 2021, and 2020, respectively.

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

Recently issued and adopted accounting pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard was adopted as of October 1, 2020. As of September 30, 2021, the Company recognized additional operating liabilities of approximately $4.6 million, with corresponding ROU assets of approximately $4.6 million.

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

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Stem Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2021 and September 30, 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and September 30, 2020, and the results of its operations and its cash flows for the each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

EXPLANATORY PARAGRAPH – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 1, the Company, and its affiliates, had net losses of $64.4 million and $11.5 million, negative working capital of $2.954 million and $9.235 million and accumulated deficits of $115.750 million and $51.386 million as of and for the year ended September 30, 2021 and 2020, respectively. In addition, the Company has commenced operations in the production and sale of cannabis and related products, an activity that is illegal under United States Federal law for any purpose, by way of Title II of the Comprehensive Drug Abuse Prevention and Control Act of 1970, otherwise known as the Controlled Substances Act of 1970 (the “ACT”). These facts raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EXPLANATORY PARAGRAPH – CHANGE IN ACCOUNTING PRINCIPLE

As discussed in Note 2 to the consolidated financial statements, the Company has adopted the new lease accounting principle under ASC 842 – Leases.

BASIS FOR OPINION

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ LJ Soldinger Associates, LLC

We have served as the Company’s auditor since 2017.

Deer Park, IL

January 13, 2022

STEM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share amounts)

	September 30,	September 30,
	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$5,570	$2,129
Accounts receivable, net of allowance for doubtful accounts	260	455
Note receivable	430	434
Inventory	3,509	1,795
Prepaid expenses and other current assets	3,074	452
Total current assets	12,843	5,265

Property and equipment, net	12,610	16,354
Investment in equity method investees	1,008	767
Investments in affiliates	230	1,718
Deposits and other assets	13	13
Note receivable, long term	-	355
Right of use asset	4,562	-
Intangible assets, net	18,465	13,269
Goodwill	7,429	7,221
Due from related party	28	55
Total assets	$57,188	$45,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	8,514	2,983
Convertible notes, net	2,940	5,306
Convertible notes, net related party	223	-
Short term notes and advances	657	3,425
Settlement payable	92	-
Acquisition notes payable	409	665
Contingent acquisition liability	-	1,072
Due to related party	1	200
Derivative liability	-	592
Lease liability	685	-
Warrant liability	2,277	257
Total current liabilities	15,798	14,500

Lease liability - long term	3,963	-
Finance liability	1,093	-
Long-term debt, mortgages	2,100	3,685
Total liabilities	22,954	18,185

Commitments and contingencies (Note 17)	-	-

Shareholders’ equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of September 30, 2021 and September 30, 2020	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of September 30, 2021 and September 30, 2020	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized; 230,738,620 and 68,258,745 shares issued, issuable and outstanding as of September 30, 2021 and September 30, 2020, respectively	230	68
Additional paid-in capital	148,249	76,310
Stock subscription receivable	(135)	-
Accumulated deficit	(115,750)	(51,386)
Total Stem Holdings stockholder’s equity	32,594	24,992
Noncontrolling interest	1,640	1,840
Total shareholders’ equity	34,234	26,832
Total liabilities and shareholders’ equity	$57,188	$45,017

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2021 and 2020

(in thousands except for share and per share amounts)

	For the Years Ended September 30,
	2021	2020

Revenues	$35,769	$13,974
Cost of goods sold	28,183	10,306
Gross Profit	7,586	3,668

Operating expenses:
Consulting fees	2,978	2,546
Professional fees	3,537	2,526
General and administration	16,445	8,262
Impairment of intangible assets	52,490	-
Total operating expenses	75,450	13,334
Loss from operations	(67,864)	(9,666)

Other income (expenses), net
Interest expense	(1,881)	(2,434)
Change in fair value of derivative liability	577	(190)
Change in fair value of warrant liability	2,401	1,065
Foreign currency exchange gain (loss)	91	(15)
Other income	2,304	-
Total other income (expense)	3,492	(1,574)

Loss from equity method investees	(234)	(253)

Net loss	$(64,606)	$(11,493)

Net loss attributable to non-controlling interest	242	492

Net loss attributable to Stem Holdings	$(64,364)	$(11,002)

Net loss per share, basic and diluted	$(0.40)	$(0.18)
Weighted-average shares outstanding, basic and diluted	159,305,442	60,143,056

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2021 and 2020

(in thousands, except for share and per share amounts)

	Common Stock					Total Stem
	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Holdings Shareholders’ Equity	Non-Controlling Interest	Total Shareholders’ Equity
Balance as of September 30, 2019	52,254,941	$52	$61,202	$-	$(40,384)	$20,870	$2,724	$23,594
Issuance of common stock in connection with asset acquisitions	12,480,040	13	9,921	-	-	9,934	-	9,934
Issuance of common stock in connection with consulting agreement	1,162,916	1	925	-	-	926	-	926
Cancellation of common stock in connection with stock purchase agreements	(700,000)	(1)	-	-	-	(1)	-	(1)
Issuance of common stock in connection with cash	845,238	1	449	-	-	450	-	450
Stock based compensation	472,506	-	165	-	-	165	-	165
Issuance of common stock related to interest on convertible notes	703,809	1	291	-	-	292	-	292
Issuance of common stock related to conversion of convertible notes	228,260	-	196	-	-	196	-	196
Issuance of common stock related to purchase of minority interest	425,000	1	-	-	-	1	-	1
Issuance of options in connection with consulting agreement	-	-	904	-	-	904	-	904
Issuance of options in connection with employment agreement	-	-	77	-	-	77	-	77
Repricing of warrants in association with promissory notes and consulting agreements	-	-	81	-	-	81	-	81
Issuance of common stock in connection with share exchange agreement	386,035	-	196	-	-	196	(392)	(196)
Consolidated Ventures of Oregon equity	-	-	1,818	-	-	1,818	-	1,818
Other	-	-	85	-	-	85	-	85
Net loss	-	-	-	-	(11,002)	(11,002)	(492)	(11,494)
Balance as of September 30, 2020	68,258,745	$68	$76,310	$-	$(51,386)	$24,992	$1,840	$26,832

Issuance of common stock in connection with consulting agreement	4,790,070	5	2,027	-	-	2,032	-	2,032
Issuance of common stock in related to commission expense	90,909	1	40	-	-	41	-	41
Issuance of common stock pursuant to Driven Deliveries, Inc. S1 registration	6,833,069	7	2,863	-	-	2,870	-	2,870
Stock based compensation	3,914,509	4	1,671	-	-	1,675	-	1,675
Issuance of common stock in connection with convertible debt	9,480,259	10	4,903	-	-	4,913	-	4,913
Issuance of common stock in connection with deposit for an asset acquisition	300,000	-	2,582	-	-	2,582	-	2,582
Cancellation of common stock related to convertible notes	(525,400)	(1)	1	-	-	-	-	-
Issuance of common stock related to rent and interest expense	847,117	1	426	-	-	427	-	427
Issuance of subscription receivable	-	-	600	-	-	600	-	600
Cancellation of common stock related to investments	(694,233)	(1)	1	-	-	-	-	-
Issuance of common stock related to settlement payment	500,000	1	5,439	-	-	5,440	-	5,440
Issuance of common stock related to Private Placement Memorandum, net	5,322,136	5	4,892	-	-	4,897	-	4,897
Issuance of common stock related to Prospectus	19,276,340	19	7,900	-	-	7,919	-	7,919
Issuance of common stock related to cash purchase	1,465,117	1	629	-	-	630	-	630
Issuance of common stock related to exercise of options	10,000	0	1	-	-	1	-	1
Issuance of warrants in connection with employment agreement	-	-	238	-	-	238	-	238
Issuance of options in connection with employment agreement	-	-	406	-	-	406	-	406
Recognition of non-controlling interest related to asset acquisition	-	-	-	-	-	-	42	42
Cancellation of common stock in connection with Subscription Agreement	(58,140)	-	-	-	-	-	-	-
Issuance of common stock in connection with asset acquisitions	8,209,178	8	-	-	-	8	-	8
Acquisition of Driven Deliveries, Inc. and adjustments	101,968,944	102	37,320	(135)	-	37,287	-	37,287
Net loss	-	-	-	-	(64,364)	(64,364)	(242)	(64,606)
Balance as of September 30, 2021	229,988,620	$230	$148,249	$(135)	$(115,750)	$32,594	$1,640	$34,234

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2021 and 2020

(in thousands)

	For the Years Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(64,606)	$(11,493)
Equity method investee losses	234	253
Net loss before equity method investment	(64,372)	(11,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,082	2,073
Issuance of common stock in connection with consulting agreements	2,270	-
Issuance of common stock related to rent and interest expense	427	-
Impairment of intangible assets	51,598
Depreciation and amortization	1,930	2,366
Amortization of intangible assets	3,460	-
Amortization of debt discount	615	1,448
Impairment of note receivable	560	-
Gain on sale of equity method investments	(52)	-
Change in fair value of derivative liability	(577)	190
Change in fair value of warrant liability	(2,401)	(1,065)
Foreign currency translation adjustment	91	(15)
Gain on sale of property	(766)	-
Other	288	-
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	294	316
Prepaid expenses and other current assets	(1,424)	(331)
Inventory	(1,290)	(531)
Other assets	-	66
Accounts payable and accrued expenses	(1,906)	1,695
Net cash used in operating activities	(9,173)	(5,028)

Cash flows from investing activities
Purchase of property and equipment	(577)	(471)
Return of cash for equity investment	-	229
Cash acquired in acquisition, net of cash transferred	-	81
Related party advances received	-	540
Project costs	(179)	-
Funding of joint venture note receivable	-	(1,266)
Cash received related to sale of property	1,514	-
Cash acquired upon consolidation of Consolidated Ventures of Oregon	-	202
Advances received prior to acquisition	-	150
Issuances of notes receivable	(560)	-
Net cash provided by (used in) investing activities	198	(535)

Cash flows from financing activities
Proceeds from the issuance of common stock	15,746	450
Proceeds from notes payable and advances	-	2,436
Proceeds from mortgages, net of fees paid	-	2,219
Payments for loan fees	-	(41)
PPP and Debt Forgiveness	(1,031)	-
Debt conversions	(100)	-
Repayments of notes payable	(2,199)	(711)
Net cash provided by financing activities	12,416	4,353

Net (decrease) increase in cash and cash equivalents	3,441	(1,210)
Cash and cash equivalents at the beginning of the period	2,129	3,339
Cash and cash equivalents at the end of the period	$5,570	$2,129

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,151	$465
Cash paid for taxes	$-	$-
Supplemental disclosure of noncash activities:
Financed Insurance	$598	$547
Issuance of common stock related to separation agreement	$290	$-
Interest paid in the form of common stock	$218	$196
Conversion of debt and accrued interest to equity	$4,913	$-
Issuance of common stock for settlement	$5,440	$-
Non-cash fees in connection with mortgage re-finance	$-	$272
Conversion of Note Receivable into equity method investment	$-	$481
Acquisition of Driven Deliveries, Inc.	$40,447	$-
Acquisition of 7LV, Inc.	$-	$12,714
Acquisition of JV Retail 3 and JV Retail 4	$1,323	$-
Acquisition of Artifact	$1,058	$-
Building acquired from related party with equity, net of lien acquired	$-	$394
Refinancing of mortgage	$1,100	$-
Consolidation of CVO	$-	$1,818
Conversion of debt to equity	$-	$291
Acquisition of NVDRE interest	$-	$386

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Incorporation and Operations and Going Concern

Stem Holdings, Inc. (“Stem” or the “Company”) is a Nevada corporation incorporated on June 7, 2016, and is a leading omnichannel, vertically-integrated cannabis branded products and technology company with state-of-the-art cultivation, processing, extraction, retail, distribution, and delivery-as-a-service (DaaS) operations throughout the United States. Stem’s family of award-winning brands includes TJ’s Gardens™, TravisxJames™, and Yerba Buena™ flower and extracts; Cannavore™ edible confections; Doseology™, a CBD mass-market brand launching in 2021; as well as DaaS brands Budee™ and Ganjarunner™ through the acquisition of Driven Deliveries, subsequently divested (see Note 10). Budee™ and Ganjarunner™ e-commerce platforms provide direct-to consumer proprietary logistics and an omnichannel UX (user experience)/CX (customer experience).

The Company purchases, improves, leases, operates, and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, California, Massachusetts, New York, and Michigan. As of September 30, 2021, Stem had ownership interests in 29 state issued cannabis licenses including nine (9) licenses for cannabis cultivation, three (3) licenses for cannabis processing, two (2) licenses for cannabis wholesale distribution, three (3) licenses for hemp production, five (5) adult-use medical retailers (non-storefront) which were subsequently divested and seven (7) cannabis dispensary licenses.

The Company has ten wholly-owned subsidiaries, including Driven Deliveries, Inc., subsequently divested (see Note 10), Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, Inc., Stem Holdings Oregon Acquisitions 1, Corp., Stem Holdings Oregon Acquisitions 2, Corp., Stem Holdings Oregon Acquisitions 3, Corp., Stem Holdings Oregon Acquisitions 4 Corp., 2336034 Alberta Ltd., Stem, through its subsidiaries, is currently in the process of finalizing the investment in and acquisition of entities that engage directly in the production and sale of cannabis.

With the acquisition of Driven, the Company became an omni-channel retailer, utilizing Driven’s proprietary logistics and user experience/customer experience (“UX/CX”) technologies. The Company is able to offer its customers in California: (i) an “Express” delivery with a limited product selection that is usually delivered within 60 minutes or less; and (ii) a “Next Day” scheduled delivery from a larger selection of 500+ products from a Company-operated fulfillment center, Stem subsequently fully divested its interest in Driven (see Note 10).

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQX exchange under the symbol “STMH”.

In June 2021, the Company’s shareholders approved a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized common shares from 300,000,000 shares to 750,000,000 shares.

Going Concern

On September 30, 2021, the Company had approximate balances of cash and cash equivalents of $5.6 million, negative working capital of approximately $3 million, and an accumulated deficit of $116 million.

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

In August 2016, the Company and certain shareholders of the Company entered into a “Multi Party” Agreement, in which the Company became obligated to lease or acquire three separate real estate assets, and separately, if certain events occur, additional real estate assets held by entities related to those shareholders. The Agreement also gives the Company the right of first refusal in regard to certain properties owned by the persons and entities affiliated with the parties of the Agreement so long as certain targets are met. In the quarter ended June 30, 2019, the Company issued 12,500,000 shares of its common stock for the acquisition of Consolidated Ventures of Oregon, LLC (“CVO”) and Opco Holdings, LLC (“Opco”) which comprise the entities within the Multi Party Agreement. On September 6, 2020, the Company received the regulatory approval to transfer all the licenses held under both CVO and Opco. Subsequently, the Company has completed the acquisition and as a result, the Company is no longer engaged primarily in property rental operations but has taken over the operations of its primary renters, which is the cultivation, production and sale of cannabis and related productions. Since CVO and Opco are related to the Company, the acquisition was not accounted for as a business combination at fair value under the codification sections of ASC 805. The assets and liabilities were transferred to the Company at their historical cost and the Company has included the operations of Opco and CVO for the years ended September 30, 2021, and 2020.

The accompanying consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly owned subsidiaries, Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Holdings Agri, Inc., Stem Oregon Acquisitions 2 Corp., Stem Oregon Acquisitions 3 Corp., Stem Oregon Acquisitions 4 Corp., 7LV USA Corporation, and Stem Oregon Acquisitions 1 Corp., and Driven Deliveries, Inc., which was subsequently divested. In addition, the Company has consolidated YMY Ventures, WCV, LLC and NVD RE, Inc. under the variable interest requirements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is primarily maintained in checking accounts. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. As of September 30, 2021, and 2020, the Company had no cash equivalents or short-term investments. The Company has not experienced any losses on deposits of cash and cash equivalents.

Accounts Receivable

Accounts receivable is shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. As of September 30, 2021, and 2020 the reserve for doubtful accounts was $79 and $35 thousand, respectively.

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

An impairment expense of $52.5 million was recorded in the year ended September 30, 2021. During the year ended September 30, 2020, the Company determined that no impairment was required.

Capitalization of Project Costs

The Company’s policy is to capitalize all costs that are directly identifiable with a specific property, would be capitalized if the Company had already acquired the property, and when the property, or an option to acquire the property, is being actively sought after, and either funds are available or will likely become available to exercise their option. All amounts shown capitalized prior to acquisition of a property are included under the caption of Project Costs within the “Prepaid expenses and other current assets” line item in the consolidated balance sheet.

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

During the years ended September 30, 2021, and 2020, the Company recognized its share of investee losses of approximately $234 thousand and $253 thousand, respectively. The losses related to its investment in the year ended September 30, 2021, in Community Growth Partners Holdings, Inc., (“CGP”) was approximately $233 thousand and Tilstar Medical, LLC (“TIL”) of approximately $1 thousand. The losses related to its investment in the year ended September 30, 2020 in East Coast Packers LLC (“ECP”) was approximately $240 thousand and Tilstar Medical, LLC (“TIL”) of approximately $13 thousand.

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

During the year ended September 30, 2021, and 2020, the Company determined that there were $52.5 million and $0 losses related to the impairment of goodwill and intangible assets, respectively.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. As of September 30, 2021, and 2020, such net operating losses were offset entirely by a valuation allowance.

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

In December 2020, the Company issued a significant number of new shares in its acquisition of Driven (see Note 10). The effect of these issuances is most likely, the Company and Driven have experienced the requisite change of control as promulgated under the US Internal Revenue Code section 382. The effect of this will be that going forward, the ability of the Company and Driven to utilize their respective U.S. Federal net operating loss carryforwards from prior to December 29, 2020, will be limited in its usage. In order to determine the specific effect, the Company must perform the computations required under the Internal Revenue Code, which have not yet been performed. The Company expects it will perform the required computations in the coming fiscal year.

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

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on September 30, 2021, for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Lease costs were $839 thousand and $927 thousand for the years ended September 30, 2021, and 2020, respectively. There was sublease rental income of $17 thousand and $35 thousand, respectively for the years ended September 30, 2021, and 2020. The Company has thirteen operating leases consisting with remaining lease terms ranging from 23 months to 180 months.

Lease Costs

Year Ended
September 30,
2021
Components of total lease costs:
Operating lease expense	$839
Total lease costs	$839

Lease positions as of September 30, 2021

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated condensed balance sheet as follows:

September 30,
2021
Assets
Right of use asset	$4,562
Total assets	$4,562

Liabilities
Operating lease liabilities – short term	$685
Operating lease liabilities – long term	3,963
Total lease liability	$4,648

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	9
Weighted average discount rate – operating lease	12.18%

Cash Flows

Year Ended
September 30,
2021
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	$839
Cash paydowns of operating liability	$(839)
Supplemental non-cash amounts of lease liabilities arising from obtaining:
ROU asset	$4,562
Lease Liability	$4,648

The future minimum lease payments under the leases are as follows:

2022	$1,228
2023	1,088
2024	797
2025	687
2026	653
Thereafter	4,676
Total future minimum lease payments	9,129
Less: Lease imputed interest	(4,481)
Total	$4,648

Disaggregation of Revenue

In the year ended September 30, 2020, and 2021, revenue reported was primarily from the sale of cannabis and related products accounted for under ASC 606.

The following table illustrates our revenue by type related to the years ended September 30, 2021, and 2020:

	September 30,
	2021	2020
Revenue
Wholesale	$5,270	$3,832
Retail	35,805	12,389
Rental	17	35
Other	692	115
Total revenue	41,784	16,371
Discounts and returns	(6,015)	(2,397)
Net Revenue	$35,769	$13,974

Geographical Concentrations

As of September 30, 2021, the Company is primarily engaged in the production and sale of cannabis, which is only legal for recreational use in 15 states and D.C., with lesser legalization, such as for medical use in an additional 21 states and D.C., as of the time of these consolidated financial statements. In addition, the United States Congress has passed legislation, specifically the Agriculture Improvement Act of 2018 (also known as the “Farm Bill”) that has removed production and consumption of hemp and associated products from Schedule 1 of the Controlled Substances Act.

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

Stock-based Compensation

The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest on the grant date or over a one-year period.

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of September 30, 2021, and 2020 are as follows:

Potentially dilutive share-based instruments:
	2021	2020
Convertible notes	3,696,311	5,763,210
Options to purchase common stock	7,140,447	5,572,916
Unvested restricted stock awards	-	2,471,317
Warrants to purchase common stock	62,965,833	5,053,078
	73,802,591	18,860,521

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $1 million and $66 thousand for the year ended September 30, 2021, and 2020, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard was adopted as of October 1, 2020. As of September 30, 2021, the Company recognized additional operating liabilities of approximately $4.6 million, with corresponding ROU assets of approximately $4.6 million.

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

3. Property, Plant & Equipment

Property and equipment consist of the following (in thousands):

	September 30,
	2021	2020

Land	$1,451	$1,451
Automobiles	113	61
Signage	19	19
Furniture and equipment	3,038	2,485
Leasehold improvements	3,474	3,455
Buildings and property improvements	10,126	12,981
Computer software	59	59
	18,280	20,511
Accumulated depreciation	(5,670)	(4,157)
Property and equipment, net	$12,610	$16,354

Depreciation expense was approximately $1.93 million and $1.65 million for the years ended September 30, 2021, and 2020, respectively. Depreciation expense is included in general and administrative expense.

4. Inventory

Inventory consists of the following (in thousands):

	September 30,
	2021	2020

Raw materials	$866	$222
Work-in-progress	543	484
Finished goods	2,100	1,089
Total Inventory	$3,509	$1,795

Raw materials and work-in-progress include the costs incurred for cultivation materials and live plants. Finished goods consists of cannabis products sent to retail locations or ready to be sold. No inventory reserve was recorded for the years ended September 30, 2021, and 2020 due to management’s assessment of the inventory on hand.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets are assets and payments previously made, that benefit future periods. The balance as of September 30, 2021, includes the Employee Retention Tax Credit (“ERTC”) program from the U.S Treasury, as part of the COVID-19 stimulus package. During the fiscal year ended September 30, 2021, the Company applied for certain ERTC credits in the approximate amount of $5.1 million, which is reflected within the Statement of Operations as a reduction to general and administration expense. The remaining balance of the ERTC receivable was $1.3 million as of September 30, 2021.

Prepaid and other current assets comprised of the following:

	September 30,
	2021	2020

Prepaid expenses	$800	$249
ERTC credits	1,257	-
Deposits and other current assets	1,017	203

Total prepaid expenses and other current assets	$3,074	$452

6. Equity method investments

SOK Management, LLC

During the year ended September 30, 2021, the Company sold its remaining ownership interest in SOK Management in the amount of $200,000 and was recorded as other investment income under other income on the Company’s profit and loss statement.

Tilstar Medical, LLC

In April 2019, the Company entered into an agreement to acquire 48% of the membership interest of Tilstar Medical, LLC (“TIL”). TIL is a startup operation located in Laurel, Maryland and owns a project management company which assists in procuring licenses for the production and sale of cannabis. The purchase price for the 48% interest was $550,000 to capitalize TIL which under the operating agreement occurs upon the execution of the agreement. As of September 30, 2019, the Company had funded the $550,000 and accounted for its investment using the equity method of accounting. The Company was not made aware at time of its investment in the type and magnitude of expenses that would be funded with its investment capital and is currently in the process of renegotiating the terms of the operating agreement. During the year ended September 30, 2019, Tilstar Medical along with its partner, Stem Holdings, Inc. received a letter from the Maryland Medical Cannabis commission with notification that we received stage one pre-approval for a processor license. The Companies application ranked amongst the top nine highest scoring applications for a medical cannabis processor license. Final awards will be issued during calendar year 2021. As of September 30, 2021, and September 30, 2020, the difference between the investment and the percentage of net assets attributable to the Company’s investment was approximately $0.29 for both years. During the year ended September 30, 2021, the Company recorded its share of investee gain on investment of approximately $1,000. During the year ended September 30, 2020, the Company recorded its share of investee losses on investment of approximately $14,000.

Community Growth Partners, Inc

On January 6, 2020, the Company issued a convertible promissory note to Community Growth Partners Holdings, Inc., (“CGS”) which will act as a line of credit. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding principal together with interest on the unpaid principal balance upon the date that is twelve months after the effective date and shall be payable as follows: (a)The Company agrees to make several loans to CGS from time to time upon request of CGS in amounts not to exceed the principal sum of $2,000,000, (b) Payment of principal and interest shall be immediately available funds, (c) This note may be prepaid in whole or in part at any time without premium or penalty. Any partial prepayment shall be applied against the principal amount outstanding, (d) The unpaid principal amount outstanding under this note shall bear interest commencing upon the first advance at the rate of 10% per annum through the maturity date, calculated on the basis of a 365-day, until the entire indebtedness is fully paid, (e) Upon the closing of a $2,000,000 financing by the Company, all of the principal and interest shall automatically convert into equity shares of CGS at the price obtained by the qualified financing. As of September 30, 2020, a portion of the note was converted into 7% equity. In March 2021, the balance of a note receivable was converted into an additional 6% equity leaving an equity investment of 13%.

7. Note Receivable

On January 4, 2020, the Company issued a $355,000 promissory note to Community Growth Partners Holdings, Inc., (“CGS”). CGS is a cannabis license holder in Massachusetts. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding balance together with interest the date that is six months after the opening of the Great Barrington Dispensary which was opened September 2020. As of September 30, 2021, the note is in default and the Company is negotiating modification terms. As of September 30, 2021, and 2020 the principal and interest balance of the note is $422,204 and $355,000 respectively.

On January 6, 2020, the Company issued a convertible non-negotiable revolving credit promissory note up to $2,500,000 with a four-year term to CGS. Subject to the terms and conditions of the note, CGS promises to pay the Company the lesser of $2,500,000 or the aggregate unpaid principal amount of the loan. In the period of January 2020 through August 2020 the Company advanced $899,700 related to the note. In September 2020, the Company converted $480,182 of the balance into approximately 7% ownership in CGS. In March 2021, the Company converted the remaining balance plus accrued interest of $30,000 into an additional 6% ownership interest in CGS. As of September 30, 2021, and 2020 the principal and interest balance of the note was $0 and $419,518, respectively.

In September 2020 a former employee received funds on behalf of the Company. On October 1, 2020, the Company executed a $14,382 promissory note to memorialize and structure a plan to receive the funds from the individual. The note is non-interest bearing and is to be paid in equal monthly installments of $799 over an eighteen-month term with a maturity date of March 1, 2022. As of September 30, 2021, and 2020 the principal balance of the note was $7,990 and $14,382, respectively.

On October 1, 2020, the Company issued a $100,000 promissory note to Bushman Holdings, Inc., (“BHI”) BHI is a CBD Cannabis holding company in Florida. During the nine months ended June 30, 2021, the Company issued additional promissory notes totaling $210,000. Subject to the terms and conditions of the notes, BHI promised to pay the Company all outstanding balances on or before January 1, 2022. The Company has determined that the note is uncollectible and recognized bad debt expense of $310,000 for the year ended September 30, 2021.

On April 5, 2021, the Company issued a $250,000 non-negotiable convertible promissory note (“Note”) to Blake, Inc. The Note has a maturity date which is six months after the close of the Arkannabis, a Colorado grow facility. The note has annual interest rate of 5.75%. Per the terms of the note, the principal balance and related interest shall be made in immediately available funds in lawful currency. The terms of the note call for automatic conversion upon the closing of the Arkannabis business of the outstanding principal and interest on this Note and will convert into that number of shares of the equity securities equivalent to a non-dilutive 12.5% of the issued and outstanding shares of the Arkannabis business. The Company has determined that the note is uncollectible and recognized bad debt expense of $257,010 for the year ended September 30, 2021.

8. Consolidated Asset Acquisitions

YMY Ventures LLC

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY Ventures LLC (“YMY”). YMY is a startup operation located near Las Vegas, Nevada and owns licenses for the production and sale of cannabis. The purchase price for the 50% interest was $750,000, with the first $375,000 paid into escrow upon signing, with the final $375,000 due upon closing, which under the agreement occurs when the license is transferred by the Nevada Department of Taxation and receipt of approval in transfer of ownership by the Division of Public and Behavioral Health of the City of North Las Vegas. As of June 30, 2019, the Company had funded the $375,000 into escrow and had provided the joint venture with additional funds primarily in the form of payments for work performed to acquire four licenses from the Nevada Department of Taxation in the amount of approximately $690,238. As of February 28, 2019, the Nevada Department of Taxation approved the change of ownership for four medical and recreational cultivation and production licenses held by YMY Ventures now owned by Stem Holdings, Inc. Pursuant to the agreement, the escrowed amount of $375,000 was released and an additional payment of $67,500 was issued in August 2019. The balance of $307,500 was being held and negotiated with the partners due to the additional funds over and above the original obligation to provide tenant improvements of $650,000. As of September 30, 2021, the balance has been paid in full including interest and attorney’s fees.

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

West Coast Ventures

On March 29, 2019, the Company entered into a definitive agreement to acquire Western Coast Ventures, Inc. (“WCV”). At the time of acquisition, WCV was a shell with cash of $2,000,000 and a 51% ownership with ILCA Holdings, Inc. (“ILCA”). At the time of acquisition of WCV, ILCA was also a shell with no operations, which has been issued a limited Conditional Use Permit for a Marijuana Production Facility (a “MPF”) by the City of San Diego, California, which will only be granting a total of 40 MPFs. As consideration for the acquisition, the Company issued 2,500,000 shares of its common stock, with a fair value of approximately $4.4 million or $1.47 per share, the Company’s closing stock price on March 29, 2019. The Company recorded $2.0 million of cash acquired and a $2.4 million investment in ILCA. During the year ended September 30, 2021 the Company determined the investment in ILCA was impaired and recognized an impairment expense of $2.2 million for the year ended September 30, 2021.

Michigan RE 1

On January 4, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Michigan RE 1, Inc. (“MRE1”) pursuant to a private placement offering of up to an aggregate amount of $510 comprising up to 510 shares of MRE1’s common stock which represents 51% ownership by the Company. On January 5, 2021, the Company was party to an Asset Purchase Agreement between Leoni Wellness, LLC (“Seller”) and Organic Guyz, LLC (“Purchaser”) whereas the Seller is engaged in the recreational cannabis business and the Purchaser desires to purchase the local municipal license to operate an adult use retailer in the City of Kalamazoo, Michigan. The purchase price to be paid by the Purchaser is $400,000. A non-refundable deposit of $250,000, except in the event of a material breach of the SPA, is due within three days of the executed SPA. The deposit will be acknowledged by an execution of a joint escrow agreement. At closing the Purchaser will pay $250,000 to the Seller by cashiers check or wire transfer. The remaining $150,000 shall be paid by the Purchaser to the Seller in accordance with a promissory note to be executed at closing. The promissory note shall be paid in full on the earlier of the date the Purchaser purchases the real property located at 3928 Portage Street, Kalamazoo, Michigan or eighteen months from the closing date. The promissory note shall be secured by an escrow agent whereby three hundred thousand (300,000) shares (“Shares”) of Stem Holdings shall be held in the benefit of Seller and a Collateral Assignment of Licenses and Permits whereby upon default on the promissory note, the Purchaser shall assign the marijuana business permit back to the Seller. Upon the maturity date of the promissory note, in the event that the borrower has not paid the principal balance of the note in full, Seller shall have the option to receive the Shares as payment or $150,000 by wire transfer. As of September 30, 2021, the buildout of the Michigan retail dispensary has begun, however the project has been delayed due to Department of Zoning and Planning coding issues.

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

9. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows (in thousands):

	As of September 30, 2020
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non- Controlling Ownership %
NVD RE Corp.	$597	$(48)	$549	50.0%
Western Coast Ventures, Inc.	1,288	(240)	1,048	49.0%
YMY Ventures, Inc.	447	(204)	243	50.0%
	$2,332	$(492)	$1,840

	As of September 30, 2021
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non- Controlling Ownership %
NVD RE Corp.	$587	$(34)	$553	36.2%
Western Coast Ventures, Inc.	1,052	(210)	842	49.0%
YMY Ventures, Inc.	243	56	299	50.0%
Michigan RE 1, Inc.	-	(54)	(54)	49.0%
	$1,882	$(242)	$1,640

10. Business Combination

Seven Leaf Ventures Corp. (“7LV”)

In March 2020, the Company acquired 100% of the voting interest in Seven Leaf Ventures Corp. (“7LV”), a private Alberta corporation, and its subsidiaries, pursuant to the terms of a share purchase agreement dated March 6, 2020. 7LV owns Foothills Health and Wellness, a medical dispensary, in the greater Sacramento, California area. In connection with the acquisition, the Company issued 12,085,770 shares of common stock to former shareholders of 7LV (“7LV Shares”). The Company also issued a replacement 10% unsecured convertible debentures in the aggregate principal amount of C$3,410 ($2,540 USD) (the “Replacement Debentures”), convertible into shares at a conversion price of C$1.67 per share at any time prior to May 3, 2021, to former holders of unsecured convertible debentures of 7LV. As of September 30, 2021, this debenture has been completely converted. As part of the Acquisition, the Company assumed the obligations of 7LV with respect to the common share purchase warrants of 7LV outstanding on the closing of the acquisition, subject to appropriate adjustments to reflect the exchange ratio. Accordingly, the Company has assumed 1,022,915 common share purchase warrants (the “Warrants”), exercisable into shares at an exercise price of C$2.08 per share at any time prior to May 3, 2021, 299,975 Warrants, exercisable into shares at an exercise price of C$4.17 per share at any time prior to June 30, 2021 and 999,923 Warrants, exercisable into shares at an exercise price of C$0.50 at any time prior to October 10, 2020. All of these aforementioned warrants have expired. Following the completion of the acquisition, 7LV is now a wholly owned subsidiary of the Company.

The table below shows the warrant liability and embedded derivative liability recorded in connection with the 7LV convertible notes and the subsequent fair value measurement during the year ended September 30, 2021, in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2020	$60	$54
Issuance	-	-
Change in fair value	(60)	(54)
Balance as of September 30, 2021	$-	$-

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

Pursuant to the Asset Purchase Agreement (“APA”) between 7LV USA Corporation and the Company, upon the one-year anniversary date of the closing the Company shall pay 7LV USA Corporation additional consideration of $1,220,000 less certain adjustments related to revenue targets per the APA less Consultant Compensation paid to the prior owners of 7LV USA Corporation. The goodwill of $6.2 million will not be deductible for income tax purposes.

Driven Deliveries, Inc.

In December 2020, the Company, through an Agreement and Plan of Merger became the parent of an 100% wholly owned subsidiary Driven Deliveries, Inc., (“DRVD”, “Driven” or “Driven Deliveries”), its subsidiaries, a publicly held corporation on December 29, 2020. DRVD is an e-commerce and DaaS (delivery-as-a-service) provider with proprietary logistics and omnichannel UX/CX technology. Driven utilizes its own fulfillment centers, drivers, and proprietary technology. Driven provides two service levels to its customers: (i) an “Express” delivery with a limited product selection that is usually delivered within 90 minutes or less; and (ii) a “Next Day” scheduled delivery from a larger selection of 500+ products from a Driven fulfillment center. In connection with the acquisition, the Company issued 101,968,944 shares of common stock to the existing shareholders of Driven (“DRVD Shares”). As part of the Acquisition, the Company assumed the Driven stock options outstanding on the closing of the acquisition in the amount of 4,530,495. Accordingly, the Company has assumed 30,249,184 common share purchase warrants (the “Warrants”), exercisable into shares at an average exercise price of $.45 per share. Following the completion of the acquisition, Driven became a wholly-owned subsidiary of the Company.

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Driven convertible notes and the subsequent fair value measurement during the year ended September 30, 2021 in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2020	$-	$-
Warrants acquired	9,000	-
Warrants converted into equity	(4,589)	-

Change in fair value	(2,415)	-
Balance as of September 30, 2021	$1,996	$-

Purchase Price Allocation

As of December 29, 2020, the Company allocated the purchase consideration to the fair value of the assets acquired and liabilities assumed as summarized in the table below (in thousands):

Consideration Paid (in thousands)

Consideration Paid (in thousands)
Estimated fair value of common stock issued	$40,048
Estimated fair value of warrants issued	9,000
Estimated fair value of options issued	500
Estimated fair value of debt assumed	4,389
Total consideration paid	$53,937

Assets acquired: (in thousands)
Cash and cash equivalents	$-
Fixed assets	47
Other Assets	1,526
Goodwill	11,740
Intangible assets	47,900
Total assets acquired	$61,213

Liabilities assumed: (in thousands)
Accrued expenses and other current liabilities	(7,276)
Total liabilities assumed	$(7,276)
Net assets acquired (in thousands)	$53,937

The goodwill of $11,740,000 is not expected to be deductible for income tax expenses.

As of September 30, 2021, the company received the carrying value of the Driven long-lived tangible and intangible assets. Based on this review, we recorded an impairment expense of $52.5 million.

On December 17, 2021, pursuant to a Share Exchange Agreement, the Company sold Driven Deliveries and its subsidiaries to the shareholders of Budee, Inc. in a transaction which STEM fully divested its interest in Driven Deliveries and its subsidiaries. Included in the terms of the Share Exchange Agreement, the shareholders of Budee, and a prior officer of Driven Deliveries returned approximately 11.5 million shares of the Company’s common stock and assumed approximately $7.1 million of the Company’s liabilities. Notwithstanding, the Company will continue to be responsible for $210,753 of accounts payable assumed in the acquisition of Driven Deliveries. (see Note 20).

The Company also recorded adjustments for the elimination of other investments totalling $1.715 million.

Artifact

On September 17, 2021, pursuant to an Agreement and Plan of Reorganization (“Agreement”) the Company acquired a marijuana processor business and a marijuana retailer business located in Eugene, Oregon; a marijuana retailer business located in Salem, Oregon; and certain intellectual property assets, including but not limited to the “ARTIFACT EXTRACTS” trademark that is used by the retail businesses acquired in connection with the Agreement. In connection with the Agreement, the Company acquired fixed assets and intangible assets in exchange for 8,209,178 common shares of the Company valued at $2,380,661 or $0.29 per share.

Purchase Price Allocation

As of September 17, 2021, the Company allocated the purchase consideration to the fair value of the assets acquired and liabilities assumed as summarized in the table below (in thousands):

Purchase Consideration

Stock Consideration	$2,381

Total Purchase Consideration	$2,381

Allocation of Purchase Consideration

Working Capital	$189

Fixed Assets	14

Customer Relationships	3

License	1,762

Tradename	206

Goodwill	207

Total Purchase Consideration	$2,381

The goodwill of $207,000 is not expected to be deductible for income tax expenses.

The following unaudited proforma condensed consolidated results of operations have been prepared as if the three acquisitions above occurred October 1, 2019.

	Year ended	Year ended
	September 30, 2021	September 30, 2020
Revenue	$43,821	$30,640
Net loss	$(75,427)	$(41,535)

The unaudited proforma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of October 1, 2019 nor are they necessarily indicative of the results that may occur in the future. Included in the consolidated statement of operations for the year ended September 30, 2021 is $5,766, $14,832 and $26 of revenue and $934, ($54,096) and ($20) of net income (losses) attributable to 7LV, Driven and Artifacts, respectively. Included in the consolidated statement of operations for the year ended September 30, 2020 is $3,921 of revenue and $137 of net income attributable to 7LV.

11. Intangible Assets, net

Intangible assets as of September 2021, and 2020 (in thousands):

	Estimated Useful Life	Cannabis Licenses	Tradename	Customer Relationship	Non- compete	Technology	Accumulated Amortization	Net Carrying Amount
Balance as September 30, 2020		$12,679	$458	$643	$220	$-	$(731)	$13,269
YMY Ventures	15	-	-	-	-	-	(50)	(50)
Western Coast Ventures, Inc.	15	(3,791)	-	-	-	-	161	(3,630)
Yerba Buena	3-15 years	-	-	-	-	-	(172)	(172)
Foothill (7LV)	15	-	-	-	-	-	(523)	(523)
Driven Deliveries	10-15 years	9,315	415	-	-	413	(2,532)	7,611
JV Retail 3	3-15 years	478	40	1	-	-	(3)	516
JV Retail 4	3-15 years	445	38	1	-	-	(3)	481
JV Extraction	10-15 years	966	-	-	-	-	(9)	957
Other	5	-	-	-	-	5	-	5
Balance as September 30, 2021		$20,092	$951	$645	$220	$418	$(3,861)	$18,465

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes. Amortization expense for the years ended September 30, 2021, and 2020 was $3,460 and $731, respectively.

The following table is a runoff of expected amortization in the following 5-year period as of September 30:

2022	$1,579
2023	1,579
2024	1,579
2025	1,579
2026	1,579
Thereafter	10,570
$18,465

12. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30,
	2021	2020
Accounts payable	3,331	$1,784
Accrued credit cards	25	41
Accrued interest	87	134
Accrued payroll	875	616
Accrued sales tax liability	2,604	-
Other	1,592	408
Total Accounts Payable and Accrued Expenses	$8,514	$2,983

13. Notes Payable and Advances

The following table summarizes the Company’s short-term notes and advances, acquisition note payable, due to related party loans, and long-term debt, mortgages as of September 30, 2021, and 2020:

	September 30,
	2021	2020
Equipment financing	$30	$27
Insurance financing	268	177
Mortgages payable	-	923
Promissory note	359	2,298
Settlement payable	92	-
Due to related party	1	200
	$750	$3,625
Acquisition notes payable	409	665
Total notes payable and advances	$1,159	$4,290

Long-term mortgages	2,100	3,685
Total long-term debt	$2,100	$3,685

Equipment financing

In Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of September 30, 2021, and 2020, the obligation outstanding is $0 and $3,097, respectively. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note was secured by the equipment financed.

November 2017, the Company entered into a promissory note in the amount of $21,749 from a vendor of the Company to finance the acquisition of a security electronics system in one of its properties. The promissory note bears an interest rate of 18% per annum and contains a 10% servicing fee. The note matures 24 months after issuance and is secured by certain security electronics purchased with proceeds of the note. As of September 30, 2020, the Company recorded the obligation outstanding of $14,950. This vendor is now out of business, consequently, the Company recorded the balance of the note payable of $14,950 as a gain on forgiveness as of September 30, 2021.

Pursuant to the Company’s acquisition of Yerba Buena the Company assumed a note payable obligation dated July 2017 related to a tractor which had a 60-month premium finance agreement. The principal amount was $28,905. The note bears no annual interest rate and requires the Company to make sixty monthly payments of $482 over the term of the note. As of September 30, 2021, and 2020, the obligation outstanding is $4,794 and $9,611, respectively. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

January 2021, the Company entered into a promissory note in the amount of $27,880 for the acquisition of a truck. The promissory note bears an interest rate of 13.29% per annum and is secured by the financed vehicle. The note has a sixty-month term with monthly payment of $642. As of September 30, 2021, the balance outstanding is $25,108.

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

Effective February 17, 2021, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $243,284. The note bears an annual interest rate of 7.46%. The Company paid $47,100 as a down payment on February 17, 2021, the note requires the Company to make 10 monthly payments of $17,835 over the remaining term of the note. As of September 30, 2021, the obligation outstanding is $103,876.

Effective July 31, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $53,325. The note bears an annual interest rate of 7.5%. The Company paid $15,602 as a down payment on July 31, 2020, the note requires the Company to make 10 monthly payments of $3,772 over the remaining term of the note. As of September 30, 2021, the obligation was paid in full.

Effective July 31, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $78,056. The note bears an annual interest rate of 7.5%. The Company paid $22,984 as a down payment on July 31, 2020, the note requires the Company to make 10 monthly payments of $5,507 over the remaining term of the note. As of September 30, 2021, the obligation was paid in full.

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

Effective July 16, 2020, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $10,629. The note bears an annual interest rate of 11%. The Company paid $4,009 as a down payment on July 16, 2020, the note requires the Company to make 9 monthly payments of $736 over the remaining term of the note. As of September 30, 2021, the obligation was paid in full.

Effective September 30, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $2,611. The note bears an annual interest rate of 7.0%. The Company paid $1,043 as a down payment on September 30, 2020, the note requires the Company to make 10 monthly payments of $157 over the remaining term of the note. As of September 30, 2021, the obligation was paid in full.

Effective November 7, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $6,675. The note bears an annual interest rate of 11.4%. The Company paid $1,371 as a down payment on November 7, 2020, the note requires the Company to make 10 monthly payments of $530 over the remaining term of the note. As of September 30, 2021, the obligation was paid in full.

Effective December 4, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $9,920. The note bears an annual interest rate of 12.8%. The Company paid $2,383 as a down payment on December 4, 2020, the note requires the Company to make 10 monthly payments of $754 over the remaining term of the note. As of September 30, 2021, the obligation outstanding is $753.

Effective February 9, 2021, the Company entered into a 12-month premium finance agreement in consideration for an insurance policy in the principal amount of $22,391. In April 2021, the Company added an additional location to the policy which increased the policy premium by $7,575. The revised policy premium is $29,967. The note bears an annual interest rate of 8.5%. The Company paid $2,488 as a down payment on March 9, 2021, the note requires the Company to make 8 monthly payments of $3,435 over the remaining term of the note. As of September 30, 2021, the obligation outstanding is $6,870.

Effective February 24, 2021, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $13,694. The note bears an annual interest rate of 7.369%. The Company paid $3,424 as a down payment on April 19, 2021, the note requires the Company to make 9 monthly payments of $1,199 over the remaining term of the note. As of September 30, 2021, the obligation outstanding is $4,795.

Effective April 10, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $78,750. The note bears an annual interest rate of 8.35%. The Company paid $15,750 as a down payment on May 10, 2021, the note requires the Company to make 9 monthly payments of $7,271 over the remaining term of the note. As of September 30, 2021, the obligation outstanding is $29,084.

Effective April 17, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $23,014. The note bears an annual interest rate of 11.98%. The Company paid $4,871 as a down payment on March 16, 2021, the note requires the Company to make 10 monthly payments of $1,814 over the remaining term of the note. As of September 30, 2021, the obligation outstanding is $5,443.

Effective May 31, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $8,906. The note bears an annual interest rate of 10.25%. The Company paid $2,537 as a down payment on May 28, 2021, the note requires the Company to make 9 monthly payments of $741 over the remaining term of the note. As of September 30, 2021, the obligation outstanding is $4,445.

Effective July 16, 2021, the Company entered into a 9-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $10,650. The note bears an annual interest rate of 11%. The Company paid $4,113 as a down payment on June 30, 2021, the note requires the Company to make 9 monthly payments of $726 over the remaining term of the note. As of September 30, 2021, the obligation outstanding is $6,870.

Effective July 17, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $16,850. The note bears an annual interest rate of 3.96%. The note requires the Company to make 12 monthly payments of $1,351 over the term of the note. As of September 30, 2021, the obligation outstanding is $14,148.

Effective August 30, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $58,899. The note bears an annual interest rate of 7.99%. The Company paid $17,769 as a down payment on August 1, 2021, the note requires the Company to make 9 monthly payments of $4,113 over the remaining term of the note. As of September 30, 2021, the obligation outstanding is $32,904.

Effective August 30, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $94,116. The note bears an annual interest rate of 11.26%. The Company paid $27,102 as a down payment on August 27, 2021, the note requires the Company to make 9 monthly payments of $7,446 over the remaining term of the note. As of September 30, 2021, the obligation outstanding is $59,568.

Short-term mortgages payable

On January 16, 2018, the Company consummated a “Contract for Sale” for a Farm Property in Mulino Oregon (the “Mulino Property”). The purchase price was $1,700,000 which was reduced by a rental credit of approximately $135,000 which is equivalent to nine months’ rent at $15,000 a month and an additional credit of $9,500 for additional work done on the property. In connection with the purchase of the property, the Company made a cash payment as down payment plus payment of closing costs in the amount of $370,637 and issued a promissory note in the amount of $1,200,000 with a maturity of January 2020. The Company will pay monthly installments of principal and interest (at a rate of 2% per annum) in the amount of $13,500, commencing in July 2018 through the maturity date (January 2020), at which time the entire unpaid principal balance and any remaining accrued interest shall be due and payable in full. No amount was recorded for the premium for the below market rate feature of the note as it was immaterial. The note is secured by a deed of trust on the property. The Company performed an analysis and determined that the rate obtained was below market, however, no premium was recorded as the Company determined it was immaterial. As of September 30, 2020, the balance due is $922,500. On November 23, 2020, the Company executed a real estate purchase agreement related to the Mulino Property which included the sale of the property and payoff of the aforementioned mortgage. Additionally, the Company entered into a lease agreement whereas the amount of $13,750 required as a rent payment through the lease is being recorded as interest expense under the guidance of ASC 842 (see Finance liability below).

Promissory note

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The notes mature in July 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory notes, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per share. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. In May 2020, the Company made a principal payment of $20,000. As of September 30, 2021, these obligations were converted into equity.

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The note matures in October 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory note, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. As of September 30, 2020, the obligation outstanding is $500,000 and $440,403, net of debt discount of $59,597. As of September 30, 2021, the obligation outstanding is $425,000 and the balance is $358,996, net of debt discount of $66,004. The Company was notified that the maturity dates on these notes have been extended for the near-term.

In July 2020, the Company’s wholly owned subsidiary in Oregon received loan proceeds of $220,564 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated July 09, 2020, between the Company and Cross River Bank as the lender, matures on July 09, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2021, the obligation outstanding of $220,565 was forgiven and recorded as other income.

The Company received loan proceeds of $266,820 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated May 1, 2020, between the Company and Transportation Alliance Bank as the lender, matures on May 1, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2021, the obligation outstanding of $266,820 was forgiven and recorded as other income.

The Company’s related entity received loan proceeds of $245,400 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated June 03, 2020, between the Company and Coastal States Bank as the lender, matures on June 03, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2021, the obligation outstanding of $245,400 was forgiven and recorded as other income.

The Company’s subsidiary received loan proceeds of $62,500 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated June 25, 2020, between the Company and First Home Bank as the lender, matures on June 25, 2022, and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2021, the obligation outstanding of $62,500 was forgiven and recorded as other income.

The Company’s subsidiary received loan proceeds of $140,407 pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated July 15, 2020, between the Company and Cross River Bank as the lender, matures on December 30, 2020 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. As of September 30, 2021, the obligation outstanding of $140,407 was forgiven and recorded as other income.

Settlement payable

As part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a settlement payable related to an employment claim where Driven shall pay certain employees a total of $250,451. This settlement is payable in equal bi-monthly payments over a period of seventeen (17) Months (36 pay periods), beginning in February 2021. As of September 30, 2021, the settlement payable is presented on the balance sheet in the amount of $92,045.

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

As of September 30, 2021, the Company had a related party loan payable of $1,000 payable to the Company’s officer.

Acquisition notes payable

In April 2019, the Company entered into promissory note with a principal balance of $400,000 related to its acquisition of Yerba Buena, Oregon LLC. The note was issued on April 8, 2019, it is due on April 8, 2021. The note has a coupon interest rate of 8%. The note required 12 monthly payments of $2,667, then an additional 12 monthly payments of $16,667 and then a final balloon payment of the remaining principal and accrued interest. In March 2021, the Company paid $61,860 of the principal balance of the promissory note. The remaining balance of $295,859 was converted into equity.

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

As part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a acquisition liabilities totaling $2,000,418. These liabilities related to a California’s Private Attorney General Act (“PAGA”) labor claims, liabilities related to a Purchase Agreement for certain assets, and a settlement related to a prior acquisition. In February 2021, the Company executed a settlement agreement to remove $850,000 of debt and retire 5,000,000,000 warrants in exchange for 500,000 common shares of restricted stock. In March 2021, the Company paid $612,291 of debt and recorded forgiveness of debt of $37,708 related to another settlement agreement. As of September 30, 2021, the total assumed liabilities are $408,827.

Long-term debt, mortgages

In January 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began February 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on January 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2021, the obligation outstanding is $400,000.

In March 2020, the Company executed a $1,585,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began April 1, 2020, payments were made each month thereafter until paid. The entire unpaid balance was due on April 1, 2023, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $120,000 to close on the mortgage. The note was cross guaranteed by the CEO and Director of the Company. On May 14, 2021, the Company entered into a purchase leaseback agreement and sold the property to a third party. As of September 30, 2021, there was no mortgage obligation related to this property.

In March 2020, the Company executed a $400,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began May 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2022, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $38,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2021, the obligation outstanding is $400,000.

In March 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began April 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on March 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2021, the obligation outstanding is $700,000.

In July 2020, the Company executed a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 14% per annum. Monthly interest only payments began August 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on July 31, 2023, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the CEO and Director of the Company. As of September 30, 2021, the obligation outstanding is $200,000.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. As of September 30, 2019, the balance due totals $300,000. In August 2020, the Company refinanced this obligation and paid the $300,000 balance. The refinanced mortgage term is 36 months and includes and interest rate of 14% and monthly interest only payments of $4,667. As of September 30, 2021, the balance due totals $400,000.

The following is a table of the 5-year runoff of our long-term debt as of September 30:

2022	$1,500
2023	600
2024	-
2025	-
2026	-
Thereafter	-
$2,100

Finance liability

In November 2020, the Company executed a mortgage payable on property located in Mulino, Oregon to acquire additional funds. The mortgage bears interest at 15% per annum The entire unpaid balance was due November 2022, the maturity date of the mortgage, and was secured by the underlying property. The note was cross guaranteed by the CEO and Director of the Company. On November 23, 2020, the Company executed a real estate purchase agreement related to the Mulino Property which included the sale of the property and payoff of the mortgage. Additionally, the Company entered into a lease agreement whereas the amount of $13,750 required as a rent payment through the lease is being recorded as interest expense and the Company recorded a finance liability of $1,094,989 related to the lease under the guidance of ASC 842 as a failed sale and leaseback transaction.

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

In April 2020, the Company received approval of the holders Warrant holders of the warrants and the holders debenture holders of the Convertible Debentures to reprice the convertible securities issued in connection with the Company’s special warrant financing, which closed on December 27, 2018, and June 14, 2019. The share purchase warrants of the Company issued in connection with the financing will be repriced to C$1.50 per Common Share and the convertible debentures of the Company issued in connection with the financing will be repriced to C$1.15 per common share. Additionally, the Debenture holders have approved the following amendments to the terms of the convertible debentures: (i) an extension to the maturity date of the convertible debentures to three years from the date of issuance; and (ii) an amendment to permit the Company to force the conversion of the principal amount of the then outstanding convertible debentures and any accrued and unpaid interest thereof at the new conversion price on not less than June days’ prior written notice if the closing trading price of the shares of common stock of the Company’s common shares exceeds C$1.90 for a period of 10 consecutive trading days on the CSE. The Warrant holders have also approved the inclusion of an early acceleration feature in accordance with the policies of the Canadian Securities Exchange, permitting the Company to accelerate the expiry date of the warrants should the closing trading price of the Common Shares exceed C$1.87 for a period of 10 consecutive trading days on the CSE. As of September 30, 2021, the convertible debt related to the above debentures is $2.9 million.

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Canaccord convertible notes and the subsequent fair value measurement during the year ended September 30, 2021, in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2020	$67	$592
Change in fair value	(67)	(592)
Balance as of September 30, 2021	$-	$-

7LV

During the year ended September 30, 2021, the Company tendered a repayment of the entire principal amount of its 10% unsecured convertible debentures, being C$3,260,000, through the issuance of 5,258,053 shares of common stock of the Corporation to the holders of the Debentures in accordance with the terms of the trust indenture between the Corporation and Olympia Trust Company dated December 27, 2018, as amended, and supplemented. The Corporation also made a cash payment of approximately US$30,000 to the holders of the Debentures in respect of accrued and unpaid interest as of May 3, 2021, being the maturity date of the Debentures.

Driven

As part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a convertible promissory note with a principal of $1,050,000. The note accrues interest at a rate of 8% per annum. The note converts to the Company’s common stock at a rate of $0.50 per share. This note has an original issuance discount of $50,000. The proceeds of the note were paid out in two tranches, the first for $787,500 upon the execution of the note and the second for $262,500 30 days after the original funding. Each tranche will be due 12 months from the date of the funding. The Company can prepay the note as follows: if the note is outstanding for less than 90 days than 105% of the principal will be paid, at 91-120 day 110% of the principal will be paid, at 121-180 days 115% of the principal will be paid, and at 181-365 days 120% of the principal will be paid. So long as this note is outstanding, upon any issuance by the Company or any of its subsidiaries of any convertible debt security (whether such debt begins with a convertible feature or such feature is added at a later date) with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the holder in this Note, then the Company shall notify the holder of such additional or more favorable term and such term, at the holder’s option, shall become a part of this note and its supporting documentation. The types of terms contained in the other security that may be more favorable to the holder of such security include, but are not limited to, terms addressing conversion discounts, terms addressing maturity, conversion look back periods, interest rates, original issue discount percentages and warrant coverage. The Company notes the agreement included certain make-whole provisions related to the issuance of these shares which resulted in a liability. On February 26, 2021, the Company executed a conversion and satisfaction agreement resulting in the conversion of $831,110 principal balance of this promissory note. As of September 30, 2021, the balance of this obligation has been fully converted.

As part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a convertible promissory note with a principal of $50,000. The note accrues interest at a rate of 10% per annum. The note converts to the Company’s common stock at a rate of $0.50 per share. The interest on the promissory note is to be paid quarterly in arrears on the fifth day of each calendar quarter. As of September 30, 2021, the balance of this obligation has been fully converted.

The table below shows the net amount of convertible notes as of September 30, 2021, in USD (in thousands):

September 30, 2021
Principal value of 8%, convertible at $0.91 at September 30, 2021, due December 27, 2021 including penalty provision of $155,239	$2,831
Cumulative foreign currency impact	109
Carrying value of convertible notes	$2,940

Additionally, as part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a convertible promissory note with a principal of $805,000 payable to a related party. The note accrues interest at a rate of 10% per annum. The note converts to the Company’s common stock at a rate of $0.50 per share. Beginning January 1, 2021, $15,000 of principal is payable per month in addition to 50% of owed interest. Beginning April 1, 2021, 10% of the Company’s monthly cash flow, as defined will also be paid and applied to the principal of the note. The principal amount of the note along with accrued interest is due on the maturity date of June 1, 2025. As of September 30, 2021, the outstanding balance on this obligation is $223,464.

On December 17, 2021, pursuant to a Share Exchange Agreement, the Company sold Driven Deliveries and its subsidiaries to the shareholders of Budee, Inc. in a transaction which STEM fully divested its interest in Driven Deliveries and its subsidiaries. Included in the terms of the Share Exchange Agreement, the shareholders of Budee, and a prior officer of Driven Deliveries returned approximately 11.5 million shares of the Company’s common stock and assumed approximately $7.1 million of the Company’s liabilities. Notwithstanding, the Company will continue to be responsible for $210,753 of accounts payable assumed in the acquisition of Driven Deliveries. (see Note 20).

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2021 (in thousands):

	Fair value measured at September 30, 2021
		Quoted prices in	Significant other	Significant
		active markets	observable inputs	unobservable inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$2,277	$-	$-	$2,277
Embedded derivative liability	-	-	-	-
Total fair value	$2,277	$-	$-	$2,277

There were no transfers between Level 1, 2 or 3 during the year ended September 30, 2021.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended September 30, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

		Embedded
	Warrant Liability	Derivative Liability	Total
Balance – September 30, 2019	$283	$158	$441
Warrants granted for stock-based compensation	105	-	105
Warrants granted with promissory notes	162	-	162
Warrants issued pursuant to acquisition (see Note 9)	772	-	772
Issuance of convertible notes	-	244	244
Change in fair value	(1,065)	190	(875)
Balance – September 30, 2020	$257	$592	$849
Warrants granted for stock-based compensation	59	-	59
Warrants granted with promissory notes	-	-	-
Warrants issued pursuant to acquisition (see Note 9)	9,000	-	9,000
Issuance of convertible notes	(66)	(15)	(81)
Change in fair value	(2,401)	(577)	(2,978)
Cancellation of warrants pursuant to settlement agreement	(4,572)	-	(4,572)

Balance - September 30, 2021	$2,277	$-	$2,277

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of September 30, 2021, and 2020 is as follows:

	Warrant Liability
	As of September 30,
	2021	2020
Strike price	$0.48	$ 0.36 to 2.96
Contractual term (years)	2.57	1 to 3
Volatility (annual)	74%	100%
Risk-free rate	1.0%	0.28%
Dividend yield (per share)	0%	0%

	Embedded Derivative Liability
	As of September 30,
	2021	2020
Strike price	$0.90	$1.12
Contractual term (years)	0.8	1.5
Volatility (annual)	55%	101%
Risk-free rate	0.08%	0.25%
Dividend yield (per share)	0.00%	0.00%
Credit spread	14% to 16%	11.21%

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

16. Income Taxes

The income tax expense (benefit) consisted of the following for the fiscal year ended September 30, 2021 and 2020:

	September 30,	September 30,
	2021	2020
Total current	$-	$-
Total deferred	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal year ended September 30, 2021 and 2020:

	September 30,	September 30,
	2021	2020
Federal statutory rate	$(16,152)	$(2,873)
Permanent timing differences	12,165	567
Change in valuation allowance	3,987	2,306
	$-	$-

For the years ended September 30, 2021 and 2020, the expected tax benefit, temporary timing differences and long-term timing differences are calculated at the 25% statutory rate.

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal year ended September 30, 2021 and 2020:

	September 30,	September 30,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$8,454	$6,397
Equity based compensation	3,192	3,173
Impairment of loan receivable	-	75
Impairment of investments and other property	2,362	2,531
Total deferred tax assets	14,008	12,176

Deferred tax liabilities	-	-
Depreciation	49	359
Deferred revenue	-	1,845
Total deferred tax liabilities	49	2,204

Net deferred tax assets	13,959	9,972
Less valuation allowance	(13,959)	(9,972)
Net deferred tax assets (liabilities)	$-	$-

At September 30, 2021, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $36 million. The federal and state net operating loss carryforwards will expire beginning in 2037.

During the fiscal year ended September 30, 2021 and 2020, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

17. Shareholders’ Equity

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

Preferred shares

The Company had two series of preferred shares designated with no preferred shares issued and outstanding as of September 30, 2021, and 2020.

Common shares

During the year ended September 30, 2021, the Company issued 3,914,509 shares of its common stock valued at $1,675,000 as stock-based compensation.

During the year ended September 30, 2021, the Company issued 4,790,070 shares of its common stock related to various consulting agreements for a fair value of approximately $2,032,000 with a price per share ranging from $0.29 to $0.51.

During the year ended September 30, 2021, the Company sold 1,465,117 shares of its common stock for total cash received of $630,000.

During the year ended September 30, 2021, the Company cancelled 525,400 common shares related to convertible notes.

During the year ended September 30, 2021, the Company cancelled 58,140 common shares related to a subscription agreement.

During the year ended September 30, 2021, the Company converted $309,121 of its accrued interest related to convertible debt in exchange for 553,417 shares of the company’s common stock. The Company also issued 293,700 common shares in satisfaction of rent payments owed of $117,480.

During the year ended September 30, 2021, as part of the Agreement and Plan of Merger with Driven Deliveries the Company issued 101,968,944 common shares.

During the year ended September 30, 2021, the Company issued 300,000 shares of its common stock with a fair value of $210,000 on behalf of its Michigan joint venture partner into escrow pursuant to a security agreement related to the commercial lease.

During the year ended September 30, 2021, the Company converted $4,913,000 of principal balance related to convertible debt in exchange for 9,480,259 shares of the company’s common stock.

During the year ended September 30, 2021, the Company issued 500,000 shares of its common stock in connection with a settlement agreement for settlement liability of $5,439,855.

During the year ended September 30, 2021, the Company raised $4,892,000 for the issuance of 5,322,136 shares of its common stock in connection with a private placement memorandum.

During the year ended September 30, 2021, the Company issued 10,000 shares of its common stock in connection with the exercise of the company’s stock option plan.

During the year ended September 30, 2021, the Company issued 90,909 shares of its common stock valued at $40,000 in connection with commission expense.

During the year ended September 30, 2021, the Company cancelled 694,233 common shares related to investment.

During the year ended September 30, 2021, the Company issued 19,276,340 shares of its common stock valued at $7,919 million pursuant to its Canadian prospectus.

During the year ended September 30, 2021, the Company issued 8,209,178 shares of its common stock in connection with an asset acquisition valued at $2,380,661.

During the year ended September 30, 2021, the Company raised $2,869,889 for the issuance of 6,833,069 common shares pursuant to Driven Deliveries, Inc. S1 registration.

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

As of May 2020, the Company entered into a Share Exchange Agreement with the NVDRE shareholders to exchange their shareholdings that represent 26.25 percent of NVDRE in exchange for the issuance of the Company’s common stock. The exchange amounted to the issuance of 386,035 shares of the Company’s common stock valued and recorded to investment at $196,000 (see Note 8).

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

18. Stock Based Compensation

Stock Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns.

The fair value of options granted during the years ended September 30, 2021, and 2020 were estimated using the following weighted-average assumptions:

Options:

	For the Years Ended September 30,
	2021	2020
Exercise price	$0.28	$0.97
Expected term (years)	4.39	2.78
Expected stock price volatility	74%	95.7-188.6%
Risk-free rate of interest	0.98%	0.2%
Expected dividend rate	0%	0%

A summary of option activity under the Company’s stock option plan for the year ended September 30, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of October 1, 2019	3,210,416	$2.45	$-	2.1
Granted	2,362,500	0.33	-	2.89
Outstanding as of September 30, 2020	5,572,916	$1.77	$-	2.21
Granted	1,125,000	0.28	54	4.39
Outstanding as of September 30, 2021	6,697,916	$1.07	$54	2.09
Options vested and exercisable	4,425,416	$1.18	$-	1.68

Estimated future stock-based compensation expense relating to unvested stock options was nominal as of September 30, 2021, and 2020. Weighted average remaining contractual life of the options is 1.68 years.

Restricted Stock

A summary of employee restricted stock activity for years ended September 30, 2021 and 2020 are presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of October 1, 2019	2,248,811	1.65
Granted	222,506	1.64
Outstanding as of September 30, 2020	2,471,317	1.57
Granted	3,914,509	0.96
Outstanding as of September 30, 2021	6,385,826	$0.93

A summary of non-employee restricted stock activity under the Company’s for years ended September 30, 2021 and 2020 are presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of September 30, 2019	2,446,262	1.73
Granted	1,412,916	1.72
Outstanding as of September 30, 2020	3,859,178	1.72
Granted	5,058,370	0.58

Outstanding as of September 30, 2021	8,917,548	$0.99

Warrants

A summary of the status of the Company’s outstanding warrants as of September 30, 2021 and 2020 and changes during the year then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Term
Outstanding as of September 30, 2019	2,241,920	$2.92	1.6
Warrants granted – equity	200,000	0.45	7
Warrants granted – liability	2,672,813	1.14	1.2
Outstanding as of September 30, 2020	5,114,733	2.13	1
Warrants granted – equity	32,666,266	0.53	2.00
Warrants expired – equity	(114,300)	2.50	-
Warrants granted – liability	30,299,134	0.45	3.04
Warrants expired – liability	(5,000,000)	0.20	1.51
Outstanding as of September 30, 2021	62,965,833	0.47	1.23

Stock-based Compensation Expense

Stock-based compensation expense for the years ended September 30, 2021, and 2020 was comprised of the following (in thousands):

	Years Ended September 30,
	2021	2020
Restricted stock awards	$1,935	$1,092
Stock options	279	981
Warrants	59	-
Accrued stock compensation	-	370
Total stock-based compensation	$2,273	$2,443

19. Commitments and contingencies

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

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. The lease requires the Company to pay a starting base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017 and continues through November 31, 2026 at a starting rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of September 30, 2021, Company eliminates this rental income in consolidation.

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

As of September 30, 2021, the Company has acquired interests in several entities more fully described in Note 6 and Note 8. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States. As of September 30, 2021, Company estimates that its investees will need up to approximately $200,000 to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development.

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

As of September 30, 2021 the Company executed an Agency Agreement and in consideration of the services rendered by the Agent and in connection with the Offering, the Company has agreed to pay the Agent, on the Closing Date a commission equal to 7% of the gross proceeds of the Offering (including in respect of any exercise of the Over-Allotment Option, if any) payable in cash (the “Agent’s Commission”), subject to a reduced fee equal to 1% for Units sold to certain purchasers designated by the Company on a president’s list (the “President’s List”). In addition the Agent will receive a number of share purchase warrants (the “Broker Warrants”) to purchase up to that number of shares of common stock of the Company (each, a “Broker Share”) that is equal to 7% of the aggregate number of Units issued under the Offering (including any Additional Units (as hereinafter defined) issued upon exercise of the Over-Allotment Option, if any), subject to a reduced number of Broker Warrants equal to 3.5% of the Units sold to purchasers on the President’s List, at an exercise price of $0.55 CAD per Broker Share, exercisable for a period of 24 months following the Closing Date. Pursuant to the Agency Agreement, the Company also agreed to pay to the Agent a corporate finance fee of $100,000 CAD (the “Corporate Finance Fee”), such Corporate Finance Fee to be payable as to $50,000 CAD in cash and as to $50,000 CAD by the issuance of 90,909 shares of common stock of the Company (the “Corporate Finance Fee Shares”) at the Offering Price. After deducting the Agent’s Commission (assuming no President’s List purchasers), the estimated expenses of the Offering of $350,000 CAD and the cash portion of the Corporate Finance Fee, which will be paid out of the general funds of the Company. The Company has also granted to the Agent an over-allotment option (the “Over-Allotment Option”), exercisable in whole or in part, at the Agent’s sole discretion, to purchase up to an additional 15% of the number of Units sold pursuant to the Offering, being up to an additional 2,590,909 Units in the case of the Maximum Offering (the “Additional Units”), each Additional Unit to be comprised of one Unit Share and one Warrant, at the Offering Price to cover the Agent’s over-allocation position, if any, and for market stabilization purposes. The Over-Allotment Option is exercisable, in whole or in part, at any time or times until the date that is 30 days immediately following the Closing Date. A purchaser who acquires Additional Units forming part of the Agent’s over-allocation position acquires such Additional Units under this Prospectus, regardless of whether the over-allocation position is ultimately filled through the exercise of the Over-Allotment Option or secondary market purchases. If the Over-Allotment Option is exercised in full, the total Price to the Public, Agent’s Commission and Net Proceeds to the Company (before deducting expenses of the Offering and assuming no President’s List purchasers) will be $9,200,000 CAD, $644,000 CAD and $8,556,000 CAD, respectively, in the case of the Minimum Offering and, $10,925,000 CAD, $764,750 CAD and $10,160,250 CAD, respectively, in the case of the Maximum Offering. Pursuant to the terms of the Agency Agreement, all subscription funds received from subscribers will be retained in trust by the Agent until the Minimum Offering is obtained. Once the Minimum Offering has been obtained, the sale of the Units shall be completed in accordance with the Agency Agreement. To date, all funds have been subscribed and will be held in escrow for final approval. Additionally, the Company entered into an offering led by Canaccord Genuity Corp. (the “Agent”) on a ‘commercially reasonable efforts’ basis and consisted of the sale of 16,926,019 Units (including 1,471,291 Units pursuant to the partial exercise of the over-allotment option by the Agent) at a price of C$0.55 per Unit for aggregate gross proceeds of C$10,309,210 (including C$809,210.05 pursuant to the partial exercise of the over-allotment option by the Agent). Each Unit is comprised of one share in the common stock of the Company (each a “Unit Share”) and one share purchase warrant of the Company (each, a “Warrant”). Each Warrant is exercisable to acquire one share in the common stock of the Company (each, a “Warrant Share”) until April 23, 2023 at a price per Warrant Share of C$0.68, subject to adjustment in certain events. The net proceeds raised under the Offering will be used for working capital and in furtherance of some or all of the business objectives described in the final short form prospectus of the Company dated April 19, 2021 (the “Final Prospectus”). The Company has given notice to list the Unit Shares and the Warrant Shares on the Canadian Securities Exchange (the “Exchange”). Listing will be subject to the Company fulfilling all of the requirements of the Exchange. Concurrent with the Offering, the Company also conducted a non-brokered offering in the United States of 972,092 units of the Company at a price of US$0.43 per unit for aggregate gross proceeds of approximately US$420,000 under the terms of a registration statement on Form S-1, as amended, filed with the United States Securities and Exchange Commission under the U.S. Securities Act on January 5, 2021.

Legal Proceedings

D.H. Flamingo, Inc. v. Department of Taxation, et. al.

On February 27, 2020, a subsidiary of the Company (YMY Ventures, LLC) was served with a Summons and Second Amended Complaint in a matter pending in the District Court of Clark County Nevada (Case # A-19-787004-B) which is styled “D.H. Flamingo, Inc. v. Department of Taxation, et. al.” (the DOT Litigation”). In this matter, the Plaintiff is alleging that certain parties (including YMY Ventures, LLC) received Conditional Recreational Marijuana Establishment Licenses, while certain other parties (including Plaintiff) were denied licenses. In the matter, Plaintiff seeks declaratory relief, injunctive relief, relief from violation of procedural and substantive due process, violation of equal protection, unjust enrichment, judicial review of the entire matter, together with a Petition for Writ of Mandamus. The Plaintiff seeks damages in an unspecified amount. Thereafter, on April 20, 2020, YMY Ventures, LLC filed a Notice of Non-Participation and Request for Dismissal. The Company believes it will ultimately be dismissed from the action without any liability exposure. Notwithstanding, there is no guarantee at this time that this will occur, and the ultimate result of the matter could potentially be the loss of YMY Ventures, LLC’s Conditional Recreational Marijuana Establishment License. This matter has now been fully resolved without any financial exposure on the part of the Company.

Chord Advisors, LLC v. Stem Holdings, Inc., et. al.

On June 5, 2020 Chord Advisors, LLC (“Chord”) filed a Complaint in the Circuit Court of the Fifteenth Judicial District in and for Palm Beach County, Florida (Case # 502020CA006097) alleging that Stem Holdings, Inc. owes Chord approximately $260,000 on account of fees for accounting services accrued pursuant to a Letter of Agreement dated October 2019. On July 6, 2020, the Company filed an Answer and Affirmative Defenses to the Complaint. This matter has now been fully resolved without any material financial exposure to of the Company.

Lili Enterprises, LLC adv. YMY Ventures and OPCO, LLC

In July 2020, a dispute arose with the Company’s joint venture partner in connection with the Company’s operations in the State of Nevada. In this regard, the Company’s joint venture partner claims that it is owed certain amounts totaling approximately $307,500 pursuant to the joint venture Operating Agreement. On the other hand, the Company claims that the joint venture partner is in breach of its agreements with the Company and that the Company has heretofore advanced over $1 million in excess of its commitments under the Operating Agreement. This matter has now been fully resolved without any material financial exposure on the part of the Company.

TrueFarma

This arbitration arose from the plaintiff’s claim that Driven adversely impacted their business. This matter was settled and the arbitration was dismissed on September 29, 2021 in consideration of mutual general releases among the parties. As a result, the matter has now been fully resolved without any financial exposure on the part of the Company.

Additionally, the Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.

20. Subsequent events

Subsequent to September 30, 2021, Treevana Wellness, a Georgia based company was awarded a Medical Cannabis License of which the Company has a 2.5% equity investment in consideration for services.

Subsequent to September 30, 2021, we received gross proceeds of approximately $40,000 from the exercise of warrants and $238,000 from subscription agreements.

On December 17, 2021, pursuant to a Share Exchange Agreement, the Company sold Driven Deliveries and its subsidiaries to the shareholders of Budee, Inc. in a transaction which STEM fully divested its interest in Driven Deliveries and its subsidiaries. Included in the terms of the Share Exchange Agreement, the shareholders of Budee, and a prior officer of Driven Deliveries returned approximately 11.5 million shares of the Company’s common stock and assumed approximately $7.1 million of the Company’s liabilities. Notwithstanding, the Company will continue to be responsible for $210,753 of accounts payable assumed in the acquisition of Driven Deliveries.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of September 30, 2021. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain biographical information concerning our current executive officers and directors.

Name	Age	Position with the Company

Steven Hubbard	74	Interim President, Interim Chief Executive Officer and Director
Garrett M. Bender	61	Director
Lindy Snider	61	Director
Dennis Suskind	76	Director
Brian Hayek	37	Officer and Director
Robert L. B. Diener	73	Director

Steven Hubbard (74)

Mr. Hubbard currently serves as Interim President, Interim Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of the Company. He was served as Chief Financial Officer and a member of the Board of Directors since the Company’s inception in June 2016. He previously served as Chief Financial Officer and Secretary of Diego Pellicer Worldwide, Inc., a cannabis-related real estate company from April 2013 through December 2014. He served as Chief Financial Officer of Kind Care LLC DBA TJ’s Organic Garden from December 2014 through August 2015 and has been Chief Financial Officer of Consolidated Ventures of Oregon, Inc. since August 2015. Commencing several years prior to April 2013, Mr. Hubbard served as an outside management consultant to several early-stage companies, primarily providing financial services. Mr. Hubbard’s experience as a founder and principal executive of several start-up companies, his experience as an auditor with Arthur Andersen & Co prior to 2012 and the skills associated therewith led to the conclusion that he should serve as a director of the Company.

Garrett M. Bender (61)

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

Lindy Snider (61)

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

Dennis Suskind (76)

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

Brian Hayek (37)

Mr. Hayek has been an officer and director of the Company since December 2020, having previously served in various capacities as President, Chief Financial Officer, Treasurer, Secretary and a member of the Board of Directors of Driven Deliveries, Inc. from November 2017 through February 28, 2020, Mr. Hayek was a co-founder of Driven Deliveries, Inc.  Prior thereto, Mr. Hayek joined ResMed in 2017 creating new services for ResMed’s Software as a Service (SaaS) Business Unit.  Prior to ResMed, Mr. Hayek spent 5 years at Qualcomm holding roles in Qualcomm’s security division.  Before joining the private sector, Mr. Hayek spent 11 years on active duty with the United States Marine Corps commanding scout snipers in Afghanistan, serving as an Intelligence Officer in the Middle East, and holding various roles in communications and information technology. Mr. Hayek holds a B.S. in Electrical Engineering from San Diego State University and has an M.B.A. from USC’s Marshall School of Business.

Robert L. B. Diener (73)

Mr. Diener has been the principal of the Law Offices of Robert Diener for over twenty years. He has nearly 50 years of experience as an attorney, senior corporate executive and director, counsel and advisor. The focus of his legal practice is corporate and securities law, mergers and acquisitions, finance and real estate. He has an extensive background and experience in corporate governance, public accounting and finance and strategic planning.

Mr. Diener currently serves as counsel to public and private companies, investors and companies which are focused on formation or acquisition of public companies in the United States. His principal focus is on “going public” transactions and as “virtual general counsel” to smaller publicly-reporting companies. His experience runs the full gamut from corporate finance, mergers and acquisitions, investment activities, corporate governance, state and federal securities law compliance and major contract negotiations.

During his career, Mr. Diener has served as President, CEO and a member of the board of American Health Properties, Inc. (NYSE), then one of the largest real estate investment trusts in the country (now part of Healthpeak Properties Inc. with $15 billion in assets); a senior executive of American Medical International, Inc. (NYSE), one of the country’s largest health care services providers; Chairman of the Board and CEO of a publicly traded (NASDAQ) telecommunications company and a partner in a boutique investment banking group. He also has extensive experience in international business, having had direct responsibility for transactions and development projects in the United Kingdom, Spain, Germany, Switzerland, Greece, Egypt, Singapore, Australia, Israel, Hong Kong, Japan, Korea, Malaysia, Mexico, Brazil, Venezuela, Bolivia and Ecuador

Mr. Diener has served as a member or advisor to the boards of many public and private companies, including over 20 individual for-profit and not-for-profit hospitals and health care facilities. He has previously served as a director of the Federation of American Hospital Systems and the National Association of Real Estate Investment Trusts. He is currently a director of Prime Healthcare Services, Inc.

Mr. Diener has been an active member of the State Bar of California since 1973. He received a Bachelor of Arts degree in Social Sciences and Communications from the University of Southern California in 1969 and a Juris Doctor degree (Magna Cum Laude) from the University of Santa Clara School of Law in 1973, where he was the Business Editor of the Law Review. He has a strong working knowledge of U.S. generally accepted accounting principles (GAAP). Mr. Diener served in the United States Marine Corps Reserve from 1969 through 1975.

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

Audit Committee

The Audit Committee is currently composed of Robert L. B. Diener, Chairman, and Garrett Bender together with Steven Hubbard. Mr. Diener and Mr. Bender are independent directors and each considered financially literate.

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

Compensation Committee

The Compensation Committee is currently composed of Lindy Snider, Chairperson, and Robert L. B. Diener together with Steven Hubbard. Mr. Diener and Ms. Snider are independent directors

The Compensation Committee’s responsibilities include, but are not limited to, the responsibilities which are required under the corporate governance rules of NASDAQ, including the responsibility to determine compensation of the Chairman of the Board, the Chief Executive Officer (“CEO”), the President and all other executive officers. The Compensation Committee’s actions shall generally be related to overall considerations, policies, and strategies.

The following are specific duties and responsibilities of the Compensation Committee:

●	Review the competitiveness of the Company’s executive compensation programs to ensure (a) the attraction and retention of corporate officers, (b) the motivation of corporate officers to achieve the Company’s business objectives, and I the alignment of the interests of key leadership with the long-term interests of the Company’s stockholders.

●	Review and determine the annual salary, bonus, stock options, other equity-based incentives, and other benefits, direct and indirect, of the Company’s executive officers, including development of an appropriate balance between short-term pay and long-term incentives while focusing on long-term stockholder interests.

●	Determine salary increases and bonus grants for the Chairman of the Board, the CEO, the President, and all other executive officers of the Company.

●	Review and approve corporate goals and objectives for purposes of bonuses and long- term incentive plans.

●	Review and approve benefit plans, including equity incentive plans, and approval of individual grants and awards.

●	Review and approve employment or other agreements relating to compensation for the Chairman of the Board, the CEO, the President, and the other executive officers of the Company.

●	Review and discuss with management the Company’s CD&A and recommend to the Board that the CD&A be included in the Post-Effective Amendment #1 to Form S-1 and/or proxy statement in accordance with applicable SEC rules.

●	If required by SEC rules, provide a Compensation Committee Report on executive compensation to be included in the Company’s annual proxy statement in accordance with applicable SEC rules.

●	Perform an annual evaluation of the performance of the Chairman of the Board, the CEO, the President, and the other executive officers.

●	Perform an annual review of non-employee director compensation programs and recommend changes thereto to the Board when appropriate.

●	Plan for executive development and succession.

●	Review and approve all equity-based compensation plans and amendments thereto, subject to any stockholder approval under the listing standards of NASDAQ.

●	Recommend an appropriate method by which stockholder concerns about compensation may be communicated by stockholders to the Committee and, as the Committee deems appropriate, to respond to such stockholder concerns.

●	Perform such duties and responsibilities as may be assigned by the Board to the Committee under the terms of any executive compensation plan, incentive compensation plan or equity-based plan.

●	Review risks related to the Company’s compensation policies and practices and review and discuss, at least annually, the relationship between the Company’s risk management policies and practices, corporate strategy and compensation policies and practices.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee is currently composed of Garrett Bender, Chairman, Dennis Suskind together with Steven Hubbard. Messrs. Bender and Suskind are independent directors

The Nominating/Corporate Governance Committee’s responsibilities include, but are not limited to, the responsibilities which are required under the corporate governance rules of NASDAQ, including the responsibilities to identify individuals who are qualified to become directors of the Company, consistent with criteria approved by the Board, and make recommendations to the Board of nominees, including Stockholder Nominees (nominees whether by appointment or election at the Annual Meeting of Stockholders) to serve as a directors of the Company. To fulfill its purpose, the responsibilities and duties of the Nominating/Corporate Governance Committee are as follows:

●	Evaluate, in consultation with the Chairman of the Board and Chief Executive Officer (“CEO”), the current Composition, size, role and functions of the Board and its committees to oversee successfully the business and affairs of the Company in a manner consistent with the Company’s Corporate Governance Guidelines and make recommendations to the Board for approval.

●	Determine, in consultation with the Chairman of the Board and CEO, director selection criteria consistent with the Company’s Corporate Governance Guidelines and conduct searches for prospective directors whose skills and attributes reflect these criteria.

●	Assist in identifying, interviewing, and recruiting candidates for the Board.

●	Evaluate, in consultation with the Chairman of the Board and CEO, nominees, including nominees nominated by stockholders in accordance with the provisions of the Company’s Bylaws, and recommend nominees for election to the Board or to fill vacancies on the Board.

●	Before recommending an incumbent, replacement, or additional director, review his or her qualifications, including capability, availability to serve, conflicts of interest, and other relevant factors.

●	Evaluate, in consultation with the Chairman of the Board and CEO and make recommendations to the Board concerning the appointment of directors to Board committees and the selection of the Chairman of the Board and the Board committee chairs consistent with the Company’s Corporate Governance Guidelines.

●	Determine the methods and execution of the annual evaluations of the Board’s and each Board committee’s effectiveness and support the annual performance evaluation process.

●	Evaluate and make recommendations to the Board regarding director retirements, director re-nominations and directors’ changes in circumstances in accordance with the Company’s Corporate Governance Guidelines.

●	Review and make recommendations to the Board regarding policies relating to directors’ compensation, consistent with the Company’s Corporate Governance Guidelines.

●	As set forth herein, monitor compliance with, and at least annually evaluate and make recommendations to the Board regarding, the Company’s Corporate Governance Guidelines and overall corporate governance of the Company.

●	Assist the Board and the Company’s officers in ensuring compliance with an implementation of the Company’s Corporate Governance Guidelines.

●	Develop and implement continuing education programs for all directors, including orientation and training programs for new directors.

●	Annually evaluate and make recommendations to the Board regarding the Committee’s performance and adequacy of this Charter.

●	Review the Code of Ethics periodically and propose changes thereto to the Board, if appropriate.

●	Review requests from outside the Committee for any waiver or amendment of the Company’s Code of Business Conduct and Ethics and recommend to the Board whether a particular waiver should be granted or whether a particular amendment should be adopted.

●	Oversee Committee membership and qualifications and the performance of members of the Board.

●	Review and recommend changes in (i) the structure and operations of Board Committees, and (ii) Committee reporting to the Board.

●	Make recommendations annually to the Board as to the independence of directors under the Corporate Governance Guidelines.

●	Review and make recommendations to the Board regarding the position the Company should take with respect to any proposals submitted by stockholders for approval at any annual or special meetings of stockholders.

●	Regularly report on Committee activities and recommendations to the Board.

●	Perform any other activities consistent with this Charter, the Company’s Certificate of Incorporation and Bylaws, as amended from time to time, the NASDAQ company guide, and any governing law, as the Board considers appropriate and delegates to the Committee.

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

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended September 30, 2021 and 2020, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended September 30, 2021 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Adam Berk	2021	$300,000	$-	$540,000	$-	$-	$-	$-	$840,000
CEO	2020	$300,000	$-	$-	$-	$-	$-	$-	$300,000

Steven Hubbard	2021	$75,000	$-	$-	$-	$-	$-	$-	$75,000
CFO	2020	$45,000	$-	$26,000	$21,000	$-	$-	$-	$92,000

Garrett M. Bender	2021	$-	$-	$-	$-	$-	$-	$-	$-
Director	2020	$-	$-	$-	$-	$-	$-	$-	$-

Lindy Snider	2021	$-	$-	$-	$-	$-	$-	$-	$-
Director	2020	$-	$-	$-	$-	$-	$-	$-	$-

Ellen B. Deutsch	2021	$253,000	$-	$-	$-	$-	$-	$-	$253,000
EVP & COO	2020	$240,000	$-	$82,000	$26,000	$-	$-	$-	$348,000

Dennis Suskind	2021	$-	$-	$93,750	$100,000	$-	$-	$-	$193,750
Director	2020	$-	$-	$16,250	$35,191	$-	$-	$-	$51,441

Brian Hayek	2021	$35,000	$-	$-	$-	$-	$-	$-	$35,000
Director	2020	$-	$-	$-	$-	$-	$-	$-	$-

Robert Diener	2021	$30,000	$-	$-	$-	$-	$-	$-	$30,000
Director	2020	$30,000	$-	$-	$-	$-	$-	$-	$30,000

Salvatore Villanueva	2021	$21,900	$-	$-	$-	$-	$-	$-	$21,900
Director	2020	$-	$-	$-	$-	$-	$-	$-	$-

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

		Option Awards
		Equity
		Incentive Plan
	Grant Date	Awards:	Number of
	Number	Number of	Securities
	of Securities	Securities	Underlying
	Underlying	Underlying	Unexercised
	Unexercised	Unexercised	Options (#)	Option	Option
	Options (#)	Unearned	Unexercisable	Exercise	Expiration
Name	Exercisable	Options (#)	(1)	Price ($)	Date
Dennis Suskind, Director	6/11/2021	-	250,000	0.40	6/10/2025
Brian Hayek, Director	12/28/2018	-	1,538,910	0.10	12/27/2025
Adam Berk	3/4/2019	-	200,000	0.10	3/2/2026

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	750,000	0.79	33,748,293
Total	750,000	0.79	33,748,293

(1) As of September 30, 2021

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants	Number of Securities Underlying Unexercised Exercisable Warrants	Warrant Exercise Price($)	Warrant Expiration Date
None

Employment Agreements

Adam Berk—On June 1, 2017, the Company entered into an Employment Agreement for an initial term of one year, subject to automatic renewals for additional one-year periods until terminated, with the remaining term at all times being not less than one year. The Employment Agreement provides for a base salary of $10,000 per month. Mr. Berk also received a restricted stock grant of 100,000 shares of Company common stock and options to purchase 50,000 shares of Company common stock exercisable for a period of three years at an exercise price of $2.40 per share. At the end of the initial one-year term of the Employment Agreement, and assuming that the term is extended, Mr. Berk is entitled to receive an additional restricted stock grant of 100,000 shares of Company common stock and options to purchase 50,000 shares of Company common stock at the then market value, exercisable for a period of three years. Subsequent to September 30, 2021, the Board of Directors of the Company accepted Mr. Berk’s resignation as CEO of the Company.

Steven Hubbard— On June 1, 2017, the Company entered into an Employment Agreement for an initial term of one year, subject to automatic renewals for additional one-year periods until terminated, with the remaining term at all times being not less than one year. The Employment Agreement provides for a base salary of $5,000 per month. Mr. Hubbard also received a restricted stock grant of 50,000 shares of Company common stock and options to purchase 100,000 shares of Company common stock exercisable for a period of three years at an exercise price of $2.40 per share. At the end of the initial one-year term of the Employment Agreement, and assuming that the term is extended, Mr. Hubbard is entitled to receive an additional restricted stock grant of 50,000 shares of Company common stock and options to purchase 100,000 shares of Company common stock at the then market value, exercisable for a period of three years. As a result of Mr. Berk’s resignation as CEO, the Board of Directors elected Mr. Hubbard as the interim CEO and Interim President.

Compensation of Directors

Independent members of the Board of Directors receive periodic stock option grants (see Grants of Plan-Based Awards, above). At this time, there is no other board of director compensation plan in place.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of September 30, 2021. Unless noted, the address for the following beneficial owners and management is 2201 NW Corporate Blvd., Suite 205, Boca Raton, FL 33431.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common Stock	Adam Berk (2)	7,648,174	3.31%
Common Stock	Steven Hubbard (3)	1,053,007	0.45%
Common Stock	Garrett M. Bender (4)	5,631,887	2.44%
Common Stock	Lindy Snider (5)	209,044	0.00%
Common Stock	Ellen B. Deutsch (6)	100,000	0.00%
Common Stock	Dennis Suskind (7)	950,000	0.41%
Common Stock	Robert Diener (8)	118,000	0.00%
Common Stock	Brian Hayek (9)	6,376,662	2.28%
Common Stock	All executive officers and directors as a group	22,086,774	9.57%

(1)	In determining beneficial ownership of our Common Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of Common Stock owned by a person or entity on September 30, 2021, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options; and (b) the denominator is the sum of (i) the total shares of that class outstanding on September 30, 2021 (230,738,620 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Includes 7,448,174 shares and options to purchase 200,000 shares.

(3)	Includes 853,007 shares and options to purchase 200,000 shares

(4)	Includes 5,631,887 shares and no options to purchase shares

(5)	Includes 159,044 shares and options to purchase 50,000 shares

(6)	Includes 100,000 shares granted under Employment Agreement

(7)	Includes 450,000 shares and options to purchase 500,000 shares

(8)	Includes 68,000 shares and options to purchase 50,000 shares

(9)	Includes 4,337,752 shares and options to purchase 1,538,910 shares and warrants to purchase 500,000 shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Please refer to Financial Statements, Notes 13,14 and 17, which are incorporated in their entirety by this reference.

Director Independence

As of December 31, 2021, of our six (6) directors, Garrett M. Bender, Lindy Snider, Dennis Suskind and Robert Diener are considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining two (2) directors are not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2021, and September 30, 2020, respectively, were approximately $630,000 and $398,000.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2021, and 2020, respectively, were approximately $112,000 and $21,000.

All Other Fees

The other aggregate fees billed for professional services rendered by our principal accountant for work related to registration statements, the Canadian prospectus, and consulting work related to the Employee Retention Tax Credit for the fiscal years ended September 30, 2021, and 2020, respectively, were approximately $269,000 and $34,000.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of L J Soldinger Associates, LLC, Independent Registered Certified Public Accounting Firm

●	Consolidated Balance Sheets as of September 30, 2021 and 2020 (audited)

●	Consolidated Statements of Operations for the year ended September 30, 2021 and September 30, 2020 (audited)

●	Statements of Stockholders’ Equity for the years ended September 30, 2021 and September 30, 2020 (audited)

●	Statement of Cash Flows for the years ended September 30, 2021 and September 30, 2020 (audited)

●	Notes to Financial Statements (audited)

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

Stem Holdings, Inc.
(Registrant)

By:	/s/ Steve Hubbard
Steve Hubbard
Chief Executive Officer and Director (Principal Executive Officer)

Date	January 13, 2022

By:	/s/ Steven Hubbard
Steven Hubbard
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date	January 13, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Steve Hubbard
Steve Hubbard
Chief Executive Officer and Director (Principal Executive Officer)

Date	January 13, 2022

By:	/s/ Steven Hubbard
Steven Hubbard
Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date	January 13, 2022

By:	/s/ Garrett M. Bender
Garrett M. Bender
Director

Date	January 13, 2022

By:	/s/ Lindy Snider
Lindy Snider
Director

Date	January 13, 2022

By:	/s/ Dennis Suskind
Dennis Suskind
Director

Date	January 13, 2022

By:	/s/ Brian Hayek
Brian Hayek
Director

Date	January 13, 2022

By:	/s/ Robert L. B. Diener
Robert L. B. Diener
Director

Date	January 13, 2022

