Form 10-Q
period 2021-12-31
Stem Holdings, Inc.
filed 2022-02-22
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2021

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 221,452,741 shares outstanding of registrant’s common stock, par value $0.001 per share, as of February 22, 2022.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

STEM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share amounts)

	December 31,	September 30,
	2021	2021
	(unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$3,260	$5,464
Accounts receivable, net of allowance for doubtful accounts	232	260
Note receivable	437	430
Inventory	3,548	3,126
Prepaid expenses and other current assets	855	2,187
Assets held for sale	-	9,324
Total current assets	8,332	20,791

Property and equipment, net	12,294	12,598
Investment in equity method investees	720	1,008
Investments in affiliates	230	230
Deposits and other assets	13	13
Right of use asset	4,114	4,235
Intangible assets, net	10,640	10,856
Goodwill	7,429	7,429
Due from related party	28	28
Total assets	$43,800	$57,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	2,730	2,547
Convertible notes, net	2,899	2,940
Convertible notes, net related party	-	223
Short term notes and advances	329	650
Due to related party	-	1
Lease liability	489	467
Warrant liability	538	2,277
Liabilities held for sale	-	6,801
Total current liabilities	6,985	15,906

Lease liability - long term	3,726	3,855
Finance liability	1,094	1,093
Long-term debt, mortgages	2,100	2,100
Total liabilities	13,905	22,954

Commitments and contingencies (Note 17)	-	-

Shareholders’ equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of December 31, 2021 and September 30, 2021	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of December 31, 2021 and September 30, 2021	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized; 223,391,484 and 230,738,620 shares issued, issuable and outstanding as of December 31, 2021 and September 30, 2021, respectively	223	230
Additional paid-in capital	147,969	148,249
Stock subscription receivable	-	(135)
Accumulated deficit	(119,814)	(115,750)
Total Stem Holdings stockholder’s equity	28,378	32,594
Noncontrolling interest	1,517	1,640
Total shareholders’ equity	29,895	34,234
Total liabilities and shareholders’ equity	$43,800	$57,188

* Derived from audited information

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STEM HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for share and per share amounts)

	For the Three Months Ended December 31,
	2021	2020

Revenues	$4,211	$5,269
Cost of goods sold	3,395	3,459
Gross Profit	816	1,810

Operating expenses:
Consulting fees	188	744
Professional fees	1,277	914
General and administration	3,440	3,062
Impairment expense	795	-
Total operating expenses	5,700	4,720
Loss from operations	(4,884)	(2,910)

Other income (expenses), net
Interest expense	(178)	(710)
Change in fair value of derivative liability	-	208
Change in fair value of warrant liability	1,738	90
Foreign currency exchange gain (loss)	41	(43)
Other income	10	200
Gain from disposal of subsidiary	831	-
Total other income (expense)	2,442	(255)

Loss from continuing operations	(2,442)	(3,165)
Loss from discontinued operations, net of tax	(1,745)	(114)
Net loss	$(4,187)	$(3,279)

Net loss attributable to non-controlling interest	(123)	(91)

Net loss attributable to Stem Holdings	$(4,064)	$(3,188)

Loss from continuing operations, per share	(0.01)	(0.05)
Loss from discontinued operations, per share	(0.01)	(0.00)

Net loss per share, basic and diluted	$(0.02)	$(0.05)
Weighted-average shares outstanding, basic and diluted	230,231,560	69,680,137

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STEM HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share and per share amounts)

						Total Stem
	Common Stock		Additional Paid-in	Subscription	Accumulated	Holdings Shareholders’	Non- Controlling	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity	Interest	Equity
Balance as of September 30, 2021	229,988,620	230	148,249	(135)	(115,750)	32,594	1,640	34,234
Common stock issued for cash	3,223,611	3	282	-	-	285	-	285
Issuance of common stock in connection with consulting agreement	130,000	-	30	-	-	30	-	30
Stock based compensation	1,000,000	1	219	-	-	220	-	220
Issuance of common stock related to interest expense	555,953	1	66	-	-	67	-	67
Common stock cancelled related to discontinued operations	(11,506,700)	(12)	(1,169)	135	-	(1,046)	-	(1,046)
Issuance of options in connection with employment agreement	-	-	292	-	-	292	-	292
Net loss	-	-	-	-	(4,064)	(4,064)	(123)	(4,187)
Balance as of December 31, 2021	223,391,484	223	147,969	-	(119,814)	28,378	1,517	29,895

Balance as of September 30, 2020	68,258,745	$68	$76,310	$-	$(51,386)	$24,992	$1,840	$26,832
Issuance of common stock in connection with consulting agreement	1,569,570	2	587	-	-	589	-	589
Common stock to be issued	6,833,069	7	2,863	-	-	2,870	-	2,870
Stock based compensation	1,868,750	2	560	-	-	562	-	562
Cancellation of common stock related to convertible notes	(525,400)	(1)	1	-	-	-	-	-
Issuance of common stock related to rent and interest expense	501,561	1	208	-	-	209	-	209
Issuance of subscription receivable	-	-	600	(600)	-	-	-	-
Issuance of warrants in connection with employment agreement	-	-	132	-	-	132	-	132
Issuance of options in connection with employment agreement	-	-	61	-	-	61	-	61
Acquisition of Driven Deliveries, Inc.	101,968,944	101	43,224	(135)	-	43,190		43,190
Net loss	-	-	-		(3,188)	(3,188)	(91)	(3,279)
Balance as of December 31, 2020	180,475,239	180	124,546	(735)	(54,574)	69,417	1,749	$71,166

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STEM HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended
	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(4,187)	$(3,279)
Loss from discontinued operations, net of tax	1,745	114
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	512	756
Issuance of common stock in connection with consulting agreements	30	589
Issuance of common stock related to rent and interest expense	-	209
Impairment of investments	288	-
Depreciation and amortization	434	488
Amortization of intangible assets	216	245
Amortization of debt discount	7	464
Gain on sale of equity method investments	-	(200)
Change in fair value of derivative liability	-	(208)
Change in fair value of warrant liability	(1,738)	(79)
Foreign currency adjustment	(41)	(24)
Gain from disposal of subsidiary	(831)	-
Other	14
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	28	(65)
Prepaid expenses and other current assets	217	17
Inventory	(422)	(192)
Other assets	1,172	61
Accounts payable and accrued expenses	250	229
Net cash used in continuing operating activities	(2,306)	(875)
Net cash provided by discontinued operating activities	340	(114)
Net cash used in operating activities	(1,966)	(989)

Cash flows from investing activities
Proceeds related to sale of SOK Management, LLC	-	200
Purchase of property and equipment	(129)	(165)
Investment in equity method investees	-	(91)
Investments	-	(100)
Cash acquired in acquisition, net of cash transferred	-	-
Related party payments	(1)	-
Net cash used in continuing investing activities	(130)	(156)
Net cash used in discontinued investing activities	-	-
Net used in investing activities	(130)	(156)

Cash flows from financing activities
Proceeds from the issuance of common stock	285	2,869
Proceeds from notes payable and advances	-	-
Repayments of notes payable	(393)	(6)
Net cash provided by (used in) provided by financing activities from continuing operations	(108)	2,863
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by (used in) provided by financing activities	(108)	2,863

Net (decrease) increase in cash and cash equivalents	(2,204)	1,718
Cash and cash equivalents at the beginning of the period	5,464	2,129
Cash and cash equivalents at the end of the period	$3,260	$3,847

Supplemental disclosure of cash flow information:
Cash paid for interest	$106	$655
Supplemental disclosure of noncash activities:
Financed Insurance	$65	$17
Interest paid in the form of common stock	$66	$-
Acquisition of Driven Deliveries, Inc.	$-	$43,325
Refinancing of mortgage	$-	$1,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STEM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Incorporation and Operations and Going Concern

Stem Holdings, Inc. (“Stem” or the “Company”) is a Nevada corporation incorporated on June 7, 2016, and is a leading omnichannel, vertically-integrated cannabis branded products and technology company with state-of-the-art cultivation, processing, extraction, retail, distribution, and delivery-as-a-service (DaaS) operations throughout the United States. Stem’s family of award-winning brands includes TJ’s Gardens™, TravisxJames™, and Yerba Buena™ flower and extracts; Cannavore™ edible confections; and e-commerce delivery platforms.

The Company purchases, improves, leases, operates, and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, California, Massachusetts, and New York. As of December 31, 2021, Stem had ownership interests in 24 state issued cannabis licenses including nine (9) licenses for cannabis cultivation, three (3) licenses for cannabis processing, two (2) licenses for cannabis wholesale distribution, three (3) licenses for hemp production and (7) cannabis dispensary licenses.

The Company has nine wholly-owned subsidiaries, including Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, Inc., Stem Holdings Oregon Acquisitions 1, Corp., Stem Holdings Oregon Acquisitions 2, Corp., Stem Holdings Oregon Acquisitions 3, Corp., Stem Holdings Oregon Acquisitions 4 Corp., 2336034 Alberta Ltd., Stem, through its subsidiaries, is currently in the process of the acquisition of entities or be acquired by entities directly in the production and sale of cannabis. Driven Deliveries, Inc., a former wholly-owned subsidiary, was sold during the quarter ended December 31, 2021 (see Note 3).

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQX exchange under the symbol “STMH”.

In June 2021, the Company’s shareholders approved a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized common shares from 300,000,000 shares to 750,000,000 shares.

Going Concern

On December 31, 2021, the Company had approximate balances of cash and cash equivalents of $3.3 million, positive working capital of approximately $1.3 million, and an accumulated deficit of $119.8 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated during the consolidation process. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income, and expenses. The most significant estimates included in these consolidated financial statements are those associated with the assumptions used to value equity instruments, valuation of its long-lived assets for impairment testing, valuation of intangible assets, and the valuation of inventory. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable given the circumstances that exist at the time the financial statements are prepared. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

The accompanying consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly owned subsidiaries, Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Holdings Agri, Inc., Stem Oregon Acquisitions 2 Corp., Stem Oregon Acquisitions 3 Corp., Stem Oregon Acquisitions 4 Corp., 7LV USA Corporation, and Stem Oregon Acquisitions 1 Corp., and Driven Deliveries, Inc., which was divested during the quarter ended December 31, 2021. In addition, the Company has consolidated YMY Ventures, WCV, LLC and NVD RE, Inc. under the variable interest requirements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is primarily maintained in checking accounts. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. As of December 31, 2021, and 2020, the Company had no cash equivalents or short-term investments. The Company has not experienced any losses on deposits of cash and cash equivalents.

Accounts Receivable

Accounts receivable is shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. As of December 31, 2021, the reserve for doubtful accounts was $43 thousand.

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

An impairment expense of $795 thousand was recorded for the three months ended December 31, 2021. During the three months ended December 31, 2020, the Company determined that no impairment was required.

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

During the quarter ended December 31, 2021, the Company recorded $0 of investee losses.

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

During the quarter ended December 31, 2021, and 2020, the Company determined that there were $0 and $0 losses related to the impairment of goodwill and intangible assets, respectively.

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

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on December 31, 2021, for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Lease costs were $327 thousand for the quarter ended December 31, 2021. The Company has nine operating leases consisting with remaining lease terms ranging from 13 months to 173 months.

Lease Costs

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2021	2020
Components of total lease costs:
Operating lease expense	$327	$169
Total lease costs	$327	$169

Lease positions as of December 31, 2021

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated condensed balance sheet as follows:

December 31,
2021
Assets
Right of use asset	$4,114
Total assets	$4,114

Liabilities
Operating lease liabilities – short term	$489
Operating lease liabilities – long term	3,726
Total lease liability	$4,215

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	10
Weighted average discount rate – operating lease	12.52%

Cash Flows

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	$327	$169
Cash paydowns of operating liability	$(327)	$(169)

The future minimum lease payments under the leases are as follows:

2022	$745
2023	985
2024	788
2025	687
2026	659
Thereafter	4,670
Total future minimum lease payments	8,534
Less: Lease imputed interest	(4,319)
Total	$4,215

Disaggregation of Revenue

In the quarter ended December 31, 2021, revenue reported was primarily from the sale of cannabis and related products accounted for under ASC 606.

The following table illustrates our revenue by type related to the quarters ended December 31, 2021, and 2020 respectively:

Three Months Ended December 31,	2021	2020
Revenue
Wholesale	$554	$1,120
Retail	4,366	4,727
Rental	-	4
Other	21	347
Total revenue	4,941	6,198
Discounts and returns	(730)	(929)
Net Revenue	$4,211	$5,269

Geographical Concentrations

As of December 31, 2021, the Company is primarily engaged in the production and sale of cannabis, which is only legal for recreational use in 15 states and D.C., with lesser legalization, such as for medical use in an additional 21 states and D.C., as of the time of these consolidated financial statements. In addition, the United States Congress has passed legislation, specifically the Agriculture Improvement Act of 2018 (also known as the “Farm Bill”) that has removed production and consumption of hemp and associated products from Schedule 1 of the Controlled Substances Act.

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of December 31, 2021, and September 30, 2021, are as follows:

	December 31,	September 30,
Potentially dilutive share-based instruments:	2021	2021
Convertible notes	3,246,440	3,696,311
Options to purchase common stock	5,980,060	7,140,447
Unvested restricted stock awards	-	-
Warrants to purchase common stock	61,965,834	62,965,833
	71,192,334	73,802,591

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $122 thousand and $54 thousand for the quarters ended December 31, 2021, and 2020, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard was adopted as of October 1, 2020. As of December 31, 2021, the Company recognized additional operating liabilities of approximately $4,215 million, with corresponding ROU assets of approximately $4,114 million.

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

3. Discontinued Operations, Assets and Liabilities Held for Sale

Discontinued Operations

On December 15, 2021, pursuant to a Share Exchange Agreement, the Company sold Driven Deliveries and its subsidiaries to the shareholders of Budee, Inc. in a transaction which the Company fully divested all of its interests in Driven Deliveries and all of its subsidiaries. Included in the terms of the Share Exchange Agreement, the shareholder of Budee, Inc., and prior officer of Driven Deliveries returned approximately 11.5 million shares of the Company’s common stock and assumed approximately $7.9 million of the Companies liabilities. Notwithstanding, the Company will continue to be responsible for $210 thousand of accounts payable assumed in the acquisition of Driven Deliveries.

The following table presents the assets and liabilities associated with the divestiture of Driven Deliveries, Inc. as of December 15, 2021, the date Driven was divested, and September 30, 2021 (in thousands):

	December 15,	September 30,
	2021	2021

ASSETS
Current assets
Cash and cash equivalents	$47	$106
Inventory	509	382
Prepaid expenses and other current assets	242	887
Total current assets	798	1,375

Property and equipment, net	4	12
Right of use asset	327	328
Intangible assets, net	7,049	7,609
Total assets	$8,178	$9,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	7,551	5,967
Short term notes and advances	3	7
Settlement payable	-	92
Acquisition notes payable	-	409
Lease liability	218	218
Total current liabilities	7,772	6,693

Lease liability - long term	108	108
Total liabilities	$7,880	$6,801

The total assets and total liabilities in the above table for the year ended September 30, 2021, are presented in the balance sheet as of September 30, 2021, as Assets held for sale and Liabilities held for sale.

The following table presents the operating results related to the divestiture of Driven Deliveries; Inc. (in thousands):

	Three Months Ended December 31,
	2021	2020

Revenues	$3,805	$191
Cost of goods sold	3,772	14
Gross Profit	33	177

Operating expenses:
Consulting fees	4	-
Professional fees	24	8
General and administration	1,749	282
Total operating expenses	1,777	290
Loss from operations	(1,744)	(113)

Other expenses
Interest expense	1	1
Total other expense	1	1
Loss from discontinued operations	$(1,745)	$(114)

4. Property, Plant & Equipment

Property and equipment consist of the following (in thousands):

	December 31,	September 30,
	2021	2021

Land	$1,451	$1,451
Automobiles	93	74
Signage	19	19
Furniture and equipment	3,114	3,033
Leasehold improvements	3,499	3,474
Buildings and property improvements	10,127	10,126
Computer software	59	56
	18,362	18,233
Accumulated depreciation	(6,068)	(5,635)
Property and equipment, net	$12,294	$12,598

Depreciation expense was approximately $409 thousand and $487 thousand for the quarters ended December 31, 2021, and 2020, respectively. Depreciation expense is included in general and administrative expense.

5. Inventory

Inventory consists of the following (in thousands):

	December 31,	September 30,
	2021	2021

Raw materials	$682	$866
Work-in-progress	823	543
Finished goods	2,043	1,717
Total Inventory	$3,548	$3,126

Raw materials and work-in-progress include the costs incurred for cultivation materials and live plants. Finished goods consists of cannabis products sent to retail locations or ready to be sold. No inventory reserve was recorded for the quarters ended December 31, 2021, and September 30, 2021, due to management’s assessment of the inventory on hand.

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets are assets and payments previously made, that benefit future periods. The balance as of December 31, 2021, includes the Employee Retention Tax Credit (“ERTC”) program from the U.S Treasury, as part of the COVID-19 stimulus package. During the fiscal year ended September 30, 2021, the Company applied for certain ERTC credits in the approximate amount of $5.1 million, which is reflected within the Statement of Operations as a reduction to general and administration expense. The remaining balance of the ERTC receivable was $201 thousand as of December 31, 2021.

Prepaid and other current assets comprised of the following:

	December 31,	September 30,
	2021	2021

Prepaid expenses	$526	$732
ERTC credits	201	605
Deposits and other current assets	128	850

Total prepaid expenses and other current assets	$855	$2,187

7. Equity method investments

Tilstar Medical, LLC

In April 2019, the Company entered into an agreement to acquire 48% of the membership interest of Tilstar Medical, LLC (“TIL”). TIL is a startup operation located in Laurel, Maryland and owns a project management company which assists in procuring licenses for the production and sale of cannabis. The purchase price for the 48% interest was $550,000 to capitalize TIL which under the operating agreement occurs upon the execution of the agreement. As of September 30, 2019, the Company had funded the $550,000 and accounted for its investment using the equity method of accounting. The Company was not made aware at time of its investment in the type and magnitude of expenses that would be funded with its investment capital and is currently in the process of renegotiating the terms of the operating agreement. During the year ended September 30, 2019, Tilstar Medical along with its partner, Stem Holdings, Inc. received a letter from the Maryland Medical Cannabis commission with notification that we received stage one pre-approval for a processor license. The Companies application ranked amongst the top nine highest scoring applications for a medical cannabis processor license. Final awards will be issued during calendar year 2021. During the quarter ended December 31, 2020 the Company did not recognize a loss on investment related to TIL. During the quarter ended December 31, 2021, the Company recorded impairment expense of $288 thousand related to its investment in TIL.

Community Growth Partners, Inc

On January 6, 2020, the Company issued a convertible promissory note to Community Growth Partners Holdings, Inc., (“CGS”) which will act as a line of credit. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding principal together with interest on the unpaid principal balance upon the date that is twelve months after the effective date and shall be payable as follows: (a)The Company agrees to make several loans to CGS from time to time upon request of CGS in amounts not to exceed the principal sum of $2,000,000, (b) Payment of principal and interest shall be immediately available funds, (c) This note may be prepaid in whole or in part at any time without premium or penalty. Any partial prepayment shall be applied against the principal amount outstanding, (d) The unpaid principal amount outstanding under this note shall bear interest commencing upon the first advance at the rate of 10% per annum through the maturity date, calculated on the basis of a 365-day, until the entire indebtedness is fully paid, (e) Upon the closing of a $2,000,000 financing by the Company, all of the principal and interest shall automatically convert into equity shares of CGS at the price obtained by the qualified financing. As of September 30, 2020, a portion of the note was converted into 7% equity. In March 2021, the balance of a note receivable was converted into an additional 6% equity leaving an equity investment of 13%. As of December 31, 2021, and September 30, 2021, the Company recorded an investment of $0.7 million.

8. Note Receivable

On January 4, 2020, the Company issued a $355,000 promissory note to Community Growth Partners Holdings, Inc., (“CGS”). CGS is a cannabis license holder in Massachusetts. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding balance together with interest the date that is six months after the opening of the Great Barrington Dispensary which was opened September 2020. As of December 31, 2021, the note is in default and the Company is negotiating modification terms. As of December 31, 2021, and September 30, 2021, 2020, the principal and interest balance of the note is $432,474 and $422,204, respectively.

On January 6, 2020, the Company issued a convertible non-negotiable revolving credit promissory note up to $2,500,000 with a four-year term to CGS. Subject to the terms and conditions of the note, CGS promises to pay the Company the lesser of $2,500,000 or the aggregate unpaid principal amount of the loan. In the period of January 2020 through August 2020 the Company advanced $899,700 related to the note. In September 2020, the Company converted $480,182 of the balance into approximately 7% ownership in CGS. In March 2021, the Company converted the remaining balance plus accrued interest of $30,000 into an additional 6% ownership interest in CGS. As of December 31, 2021, and September 30, 2021, the principal and interest balance of the note was $0.

In September 2020 a former employee received funds on behalf of the Company. On October 1, 2020, the Company executed a $14,382 promissory note to memorialize and structure a plan to receive the funds from the individual. The note is non-interest bearing and is to be paid in equal monthly installments of $799 over an eighteen-month term with a maturity date of March 1, 2022. As of December 31, 2021, and September 30, 2021, the principal balance of the note was $4,794 and $7,990, respectively.

9. Consolidated Asset Acquisitions

YMY Ventures LLC

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY Ventures LLC (“YMY”). YMY is a startup operation located near Las Vegas, Nevada and owns licenses for the production and sale of cannabis. The purchase price for the 50% interest was $750,000, with the first $375,000 paid into escrow upon signing, with the final $375,000 due upon closing, which under the agreement occurs when the license is transferred by the Nevada Department of Taxation and receipt of approval in transfer of ownership by the Division of Public and Behavioral Health of the City of North Las Vegas. As of June 30, 2019, the Company had funded the $375,000 into escrow and had provided the joint venture with additional funds primarily in the form of payments for work performed to acquire four licenses from the Nevada Department of Taxation in the amount of approximately $690,238. As of February 28, 2019, the Nevada Department of Taxation approved the change of ownership for four medical and recreational cultivation and production licenses held by YMY Ventures now owned by Stem Holdings, Inc. Pursuant to the agreement, the escrowed amount of $375,000 was released and an additional payment of $67,500 was issued in August 2019. The balance of $307,500 was being held and negotiated with the partners due to the additional funds over and above the original obligation to provide tenant improvements of $650,000. As of December 31, 2021, the balance has been paid in full including interest and attorney’s fees.

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

In the fiscal year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. During the fiscal year ended September 30, 2021, this obligation was paid in its entirety, and $400,000 in additional proceeds were received on new mortgage.

In May 2020, the Company acquired an additional 26.25% interest in NVD by issuing 386,035 common shares at par value of $0.001 which resulted in a total investment of 63.75%.

Michigan RE 1

On January 4, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Michigan RE 1, Inc. (“MRE1”) pursuant to a private placement offering of up to an aggregate amount of $510 comprising up to 510 shares of MRE1’s common stock which represents 51% ownership by the Company. On January 5, 2021, the Company was party to an Asset Purchase Agreement between Leoni Wellness, LLC (“Seller”) and Organic Guyz, LLC (“Purchaser”) whereas the Seller is engaged in the recreational cannabis business and the Purchaser desires to purchase the local municipal license to operate an adult use retailer in the City of Kalamazoo, Michigan. The purchase price to be paid by the Purchaser is $400,000. A non-refundable deposit of $250,000, except in the event of a material breach of the SPA, is due within three days of the executed SPA. The deposit will be acknowledged by an execution of a joint escrow agreement. At closing the Purchaser will pay $250,000 to the Seller by cashiers check or wire transfer. The remaining $150,000 shall be paid by the Purchaser to the Seller in accordance with a promissory note to be executed at closing. The promissory note shall be paid in full on the earlier of the date the Purchaser purchases the real property located at 3928 Portage Street, Kalamazoo, Michigan or eighteen months from the closing date. The promissory note shall be secured by an escrow agent whereby three hundred thousand (300,000) shares (“Shares”) of Stem Holdings shall be held in the benefit of Seller and a Collateral Assignment of Licenses and Permits whereby upon default on the promissory note, the Purchaser shall assign the marijuana business permit back to the Seller. Upon the maturity date of the promissory note, in the event that the borrower has not paid the principal balance of the note in full, Seller shall have the option to receive the Shares as payment or $150,000 by wire transfer. During the quarter ended December 31, 2021, the Department of Zoning and Planning has indicated that it will not issue a license due to related religious reasons. As a result, the Company recorded an impairment expense of $272 thousand during the quarter ended December 31, 2021.

Kaya Holdings, Corp.

On April 13, 2021, the Company executed an Investors’ Rights Agreement in conjunction with a Subscription Agreement with Kaya Holdings, Corp. The Company purchased 2,875,000 shares of Class B common stock of Kaya Holdings, Corp for a total investment of $230,000. In addition to the purchased Class B shares, the Company received 500,000 founder Class B shares resulting in a total of 3,375,000 Class B shares. Subsequent to December 31, 2021, the Company, pursuant to a securities purchase agreement sold all of these shares to a third party for $200,000, recognizing a loss of $30,000.

10. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows (in thousands):

	As of September 30, 2021
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non- Controlling Ownership %
NVD RE Corp.	$587	$(34)	$553	36.2%
Western Coast Ventures, Inc.	1,052	(210)	842	49.0%
YMY Ventures, Inc.	243	56	299	50.0%
Michigan RE 1, Inc.	-	(54)	(54)	49.0%
	$1,882	$(242)	$1,640

	As of December 31, 2021
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non- Controlling Ownership %
NVD RE Corp.	$553	$(9)	$544	36.2%
Western Coast Ventures, Inc.	842	$(3)	839	49.0%
YMY Ventures, Inc.	299	$41	340	50.0%
Michigan RE 1, Inc.	(54)	$(152)	(206)	49.0%
	$1,640	$(123)	$1,517

11. Business Combination

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

The following unaudited proforma condensed consolidated results of operations have been prepared as if the acquisition above occurred October 1, 2020 (in thousands):

Three Months Ended
December 31, 2020
Revenue	$1,813
Net loss	$(3,330)

The unaudited proforma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of October 1, 2020, nor are they necessarily indicative of the results that may occur in the future.

12. Intangible Assets, net

Intangible assets as of December 2021, and September 2021 (in thousands):

	Estimated Useful Life	Cannabis Licenses	Tradename	Customer Relationship	Non-compete	Technology	Accumulated Amortization	Net Carrying Amount
Balance as September 30, 2021		$20,092	$951	$645	$220	$418	$(3,861)	$18,465
YMY Ventures	15	-	-	-	-	-	(13)	(13)
Western Coast Ventures, Inc.	15	-	-	-	-	-	-	-
Yerba Buena	3-15 years	-	-	-	-	-	(43)	(43)
Foothill (7LV)	15	-	-	-	-	-	(131)	(131)
Driven Deliveries	10-15 years	(9,315)	(413)	-	-	(413)	2,533	(7,608)
JV Retail 3	3-15 years	-	-	-	-	-	(9)	(9)
JV Retail 4	3-15 years	-	-	-	-	-	(8)	(8)
JV Extraction	10-15 years	-	-	-	-	-	(13)	(13)
Other	5	-	-	-	-	-	-	-
Balance as December 31, 2021		$10,777	$538	$645	$220	$5	$(1,545)	$10,640

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes. Amortization expense for the quarters ended December 31, 2021, and 2020 was $217,698 and $245,000, respectively.

The following table is a runoff of expected amortization in the following 5-year period as of December 31:

2022	$622
2023	829
2024	829
2025	829
2026	829
Thereafter	6,702
$10,640

13. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,	September 30,
	2021	2021
Accounts payable	2,105	$1,105
Accrued credit cards	43	25
Accrued interest	-	87
Accrued payroll	217	713
Accrued sales tax liability	43	148
Other	322	469
Total Accounts Payable and Accrued Expenses	$2,730	$2,547

14. Notes Payable and Advances

The following table summarizes the Company’s short-term notes and long-term debt, mortgages as of December 31, 2021, and September 30, 2021:

	December 31,	September 30,
	2021	2021
Equipment financing	$27	$30
Insurance financing	110	261
Promissory note	192	359
Total notes payable and advances	$329	$650

Long-term mortgages	2,100	2,100
Total long-term debt	$2,100	$2,100

Equipment financing

In Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of December 31, 2021, and 2020, the obligation outstanding is $0 and $1,770, respectively. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note was secured by the equipment financed.

Pursuant to the Company’s acquisition of Yerba Buena the Company assumed a note payable obligation dated July 2017 related to a tractor which had a 60-month premium finance agreement. The principal amount was $28,905. The note bears no annual interest rate and requires the Company to make sixty monthly payments of $482 over the term of the note. As of December 31, 2021, and 2020, the obligation outstanding is $3,349 and $8,167, respectively. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed.

January 2021, the Company entered into a promissory note in the amount of $27,880 for the acquisition of a truck. The promissory note bears an interest rate of 13.29% per annum and is secured by the financed vehicle. The note has a sixty-month term with monthly payment of $642. As of December 31, 2021, the balance outstanding is $24,004.

Insurance financing

Effective February 17, 2021, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $243,284. The note bears an annual interest rate of 7.46%. The Company paid $47,100 as a down payment on February 17, 2021, the note requires the Company to make 10 monthly payments of $17,835 over the remaining term of the note. As of December 31, 2021, the obligation outstanding is $17,835.

Effective December 4, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $9,920. The note bears an annual interest rate of 12.8%. The Company paid $2,383 as a down payment on December 4, 2020, the note requires the Company to make 10 monthly payments of $754 over the remaining term of the note. As of December 31, 2021, the obligation has been paid.

Effective February 24, 2021, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $13,694. The note bears an annual interest rate of 7.369%. The Company paid $3,424 as a down payment on April 19, 2021, the note requires the Company to make 9 monthly payments of $1,199 over the remaining term of the note. As of December 31, 2021, the obligation outstanding is $1,199.

Effective April 10, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $78,750. The note bears an annual interest rate of 8.35%. The Company paid $15,750 as a down payment on May 10, 2021, the note requires the Company to make 9 monthly payments of $7,271 over the remaining term of the note. As of December 31, 2021, the obligation outstanding is $7,272.

Effective April 17, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $23,014. The note bears an annual interest rate of 11.98%. The Company paid $4,871 as a down payment on March 16, 2021, the note requires the Company to make 10 monthly payments of $1,814 over the remaining term of the note. As of December 31, 2021, the obligation outstanding has been paid.

Effective May 31, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $8,906. The note bears an annual interest rate of 10.25%. The Company paid $2,537 as a down payment on May 28, 2021, the note requires the Company to make 9 monthly payments of $741 over the remaining term of the note. As of December 31, 2021, the obligation outstanding is $2,223.

Effective July 16, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $11,830. The note bears an annual interest rate of 1.06%. The Company paid $4,113 as a down payment in June 2021, the note requires the Company to make 9 monthly payments of $771 over the remaining term of the note. As of December 31, 2021, the obligation outstanding is $3,859.

Effective July 17, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $16,850. The note bears an annual interest rate of 3.96%. The note requires the Company to make 12 monthly payments of $1,351 over the term of the note. As of December 31, 2021, the obligation outstanding is $10,096.

Effective August 30, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $58,899. The note bears an annual interest rate of 7.99%. The Company paid $17,769 as a down payment on August 1, 2021, the note requires the Company to make 9 monthly payments of $4,113 over the remaining term of the note. Additionally, effective August 30, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $94,116. The note bears an annual interest rate of 11.26%. The Company paid $27,102 as a down payment on August 27, 2021, the note requires the Company to make 9 monthly payments of $7,446 over the remaining term of the note. As of December 31, 2021, a new location was added to the policy, therefore, creating a new finance agreement requiring 7 payments of $12,188 for an obligation outstanding is $60,943.

Effective October 26, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $10,411. The note bears an annual interest rate of 10.65%. The Company paid $1,751 as a down payment in October 2021, the note requires the Company to make 10 monthly payments of $866 over the remaining term of the note. As of December 31, 2021, the obligation outstanding is $6,928.

 Promissory note

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The note matures in October 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory note, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. As of September 30, 2021, the obligation outstanding is $425,000 and the balance is $358,996, net of debt discount of $66,004. As of December 31, 2021, the obligation outstanding is $250,000 and the balance is $191,048, net of debt discount of $58,952. The Company was notified that the maturity dates on these notes have been extended for the near-term.

Long-term debt, mortgages

In January 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began February 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on January 31, 2022, we are currently refinancing this obligation. The mortgage is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of December 31, 2021, the obligation outstanding is $400,000.

In March 2020, the Company executed a $400,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began May 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on April 1, 2022, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $38,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of December 31, 2021, the obligation outstanding is $400,000.

In March 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began April 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on March 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of December 31, 2021, the obligation outstanding is $700,000.

In July 2020, the Company executed a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 14% per annum. Monthly interest only payments began August 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on July 31, 2023, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of December 31, 2021, the obligation outstanding is $200,000.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. As of September 30, 2019, the balance due totals $300,000. In August 2020, the Company refinanced this obligation and paid the $300,000 balance. The refinanced mortgage term is 36 months and includes and interest rate of 14% and monthly interest only payments of $4,667. As of December 31, 2021, the balance due totals $400,000.

The following is a table of the 5-year runoff of our long-term debt as of December 31:

2022	$1,500
2023	600
2024	-
2025	-
2026	-
Thereafter	-
$2,100

Finance liability

In November 2020, the Company executed a mortgage payable on property located in Mulino, Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. The entire unpaid balance is due November 2022, the maturity date of the mortgage, and was secured by the underlying property. The note was cross guaranteed by the former CEO and Director of the Company. On November 23, 2020, the Company executed a real estate purchase agreement related to the Mulino Property which included the sale of the property and payoff of the mortgage. Additionally, the Company entered into a lease agreement whereas the amount of $13,750 required as a rent payment through the lease is being recorded as interest expense and the Company recorded a finance liability of $1,094,989 related to the lease under the guidance of ASC 842 as a failed sale and leaseback transaction. As of December 31, 2021, the obligation outstanding is $1,094,441.

15. Convertible debt

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

The brokered portion of the Offering (CDN $2.5 million, $1.9 million USD) was completed by a syndicate of agents (collectively, the “Agents”). The Company paid the Agents a cash commission equal to 7.0% of the gross proceeds raised in the brokered portion of the Offering. As additional consideration, the Company issued the Agents such number of non-transferable broker convertible debenture special warrants (the “Broker CD Special Warrants”) as is equal to 7.0% of the number of CD Special Warrants sold under the brokered portion of the Offering. Each Broker CD Special Warrant shall be exchanged, on the same terms as the CD Special Warrants, into broker warrants of the Company (the “Broker Warrants”). Each Broker Warrant entitles the holder to acquire one Convertible Debenture Unit at an exercise price of CDN $1,000, until the date that is 24 months from the closing date of the Offering. The distribution of the Broker Warrants issuable upon the exchange of the Broker CD Special Warrants shall also be qualified under the Qualification Document and the resale of the common shares underlying the Broker Warrants will be registered under the Registration Statement. The Company also paid the lead agent a commission noted above of CDN$157,290, corporate finance fee equal to CDN $50,000 in cash and as to $50,000 in common shares of the Company at a price per share of CDN$3.00 plus additional expenses of CDN$20,000. In addition, the Company paid the trustees legal fees of CDN$181,365. In total the Company security. USD $0.32 million in fees and expenses associated with the offering.

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

In April 2020, the Company received approval of the holders Warrant holders of the warrants and the holders debenture holders of the Convertible Debentures to reprice the convertible securities issued in connection with the Company’s special warrant financing, which closed on December 27, 2018, and June 14, 2019. The share purchase warrants of the Company issued in connection with the financing will be repriced to C$1.50 per Common Share and the convertible debentures of the Company issued in connection with the financing will be repriced to C$1.15 per common share. Additionally, the Debenture holders have approved the following amendments to the terms of the convertible debentures: (i) an extension to the maturity date of the convertible debentures to three years from the date of issuance; and (ii) an amendment to permit the Company to force the conversion of the principal amount of the then outstanding convertible debentures and any accrued and unpaid interest thereof at the new conversion price on not less than June days’ prior written notice if the closing trading price of the shares of common stock of the Company’s common shares exceeds C$1.90 for a period of 10 consecutive trading days on the CSE. The Warrant holders have also approved the inclusion of an early acceleration feature in accordance with the policies of the Canadian Securities Exchange, permitting the Company to accelerate the expiry date of the warrants should the closing trading price of the Common shares exceed C$1.87 for a period of 10 consecutive trading days on the CSE. As of December 31, 2021, the convertible debt related to the above debentures is $2.9 million.

16. Fair Value Measurements

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of the quarter ended December 31, 2021 (in thousands):

	Fair value measured at December 31, 2021
		Quoted prices in active	Significant other observable	Significant unobservable
		markets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$538	$-	$-	$538
Total fair value	$538	$-	$-	$538

There were no transfers between Level 1, 2 or 3 during the quarter ended December 31, 2021.

The following table presents changes in Level 3 liabilities measured at fair value for the quarter ended December 31, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Embedded
	Warrant Liability	Derivative Liability	Total
Balance – September 30, 2021	$2,277	$-	$2,277
Change in fair value	(1,739)	-	(1,739)
Balance – December 31, 2021	538	-	538

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2021, and September 2021 is as follows:

	Warrant Liability
	As of December 31,	As of September 30,
	2021	2021
Strike price	$0.50	$0.48
Contractual term (years)	2.18	2.57
Volatility (annual)	102%	74%
Risk-free rate	1.3%	1.0%
Dividend yield (per share)	0%	0%

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

Preferred shares

The Company had two series of preferred shares designated with no preferred shares issued and outstanding as of December 31, 2021, and September 30, 2021.

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

As part of the agreement and plan of merger with Driven Deliveries, the Company issued 101,968,994 common shares.

During the quarter ended December 31, 2021, the Company issued 3,223,611 shares of its common stock related to a stock purchase agreement for cash of $285,000.

During the quarter ended December 31, 2021, the Company issued 130,000 shares of its common stock related to various consulting agreements for a fair value of approximately $30,000 or $0.23 per share.

During the quarter ended December 31, 2021, the Company issued 1,000,000 shares of its common stock valued at $220,000 as stock-based compensation.

During the quarter ended December 31, 2021, the Company cancelled 11,506,700 shares of the company’s common stock as part of the Share Exchange Agreement, more fully described in Note 3.

During the quarter ended December 31, 2021, the Company converted $67,000 of its accrued interest related to convertible debt in exchange for 555,953 shares of the company’s common stock.

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

The fair value of options granted during the quarter ended December 31, 2020 were estimated using the following weighted-average assumptions There were no options granted during the quarter ended December 31, 2021:

Options:

	For the Three Months Ended December 31,
	2021		2020
Exercise price	$	n/a	$0.40
Expected term (years)		n/a	2.8
Expected stock price volatility		n/a	103.86% - 127.35%
Risk-free rate of interest		n/a	1.88% - 2.79%
Expected dividend rate		n/a	0%

A summary of option activity under the Company’s stock option plan for the three months ended December 31, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of October 1, 2020	5,572,916	$1.77	$-	2.21
Granted	1,125,000	$0.28	$54	4.39
Outstanding as of September 30, 2021	6,697,916	$1.07	$54	2.09
Expired	(717,856)	$1.07	$-	-
Outstanding as of December 31, 2021	5,980,060	$0.63	$-	3.13
Options vested and exercisable	5,262,204	$0.69	$-	3.08

Estimated future stock-based compensation expense relating to unvested stock options was nominal as of December 31, 2021, and 2020. Weighted average remaining contractual life of the options is 3.08 years.

Stock-based Compensation Expense

Stock-based compensation expense for the quarters ended December 31, 2021, and 2020 was comprised of the following (in thousands):

	Three months ended December 31,
	2021	2020
Stock grants	$220	$1,151
Stock options	292	61
Warrants	-	132
Total stock-based compensation	$512	$1,344

19. Commitments and contingencies

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, his also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth. In the quarter ended December 31, 2021, the Company’s has accounts with a Florida bank and several credit unions located in Washington and California.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. The lease requires the Company to pay a starting base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017 and continues through November 31, 2026 at a starting rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of December 31, 2021, Company eliminates this rental income in consolidation.

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

Herbalcure vs Driven Deliveries, Inc.

On May 6, 2021, Herbalcure Corporation filed a Complaint for preliminary and permanent injunction in the Superior Court of California Central District County of Los Angeles (Case # 21STCV17099) alleging that Driven Deliveries owes Herbalcure Corporation approximately $1,700,000 on account of gross receipts tax, sales tax, and services accrued. Herbalcure also filed an arbitration demand with the same claims. The Company settled the gross receipts and sales tax liability that was owed. Herbalcure then amended their complaint claiming additional income taxes allegedly owed. Currently, the Company is in negotiations to mitigate the alleged amount owed, and will defend any remaining claims to the extent necessary.

Additionally, the Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.

20. Subsequent events

The Company has evaluated subsequent events after December 31, 2021, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes.

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

For the three months ended December 31, 2021, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the three months ended December 31, 2021 and 2020, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

Results of Operations

	For the Three Months Ended December 31,		Change
($ in thousands)	2021	2020	$	%
Gross Revenue	$4,940	$6,154	(1,214)	(20)%
Discounts and returns	(729)	(885)	(156)	(18)%
Cost of goods sold	3,395	3,459	(64)	(2)%
Consulting fees	188	744	(556)	(75)%
Professional fees	1,277	914	363	40%
General and administration	3,440	3,062	378	12%
Impairment expense	795	-	795	100%
Other income (expenses), net	2,442	(255)	2,697	1058%
Loss from discontinued operations	(1,745)	(114)	(1,631)	1430%
Net income (loss)	$(4,187)	$(3,279)

Comparison of the results of operations for the three months ended December 31, 2021, compared to the three months ended December 31, 2020

The Company had net revenues during the three months ended December 31, 2021, of $ 4,211 compared with $5,269 for the comparable period of 2020, the decrease in revenue was primarily related to a decrease in flower sales related to general market conditions.

Cost of goods for the three months ended December 31, 2021, amounted to approximately $3,395 compared to $3,459 in the comparable period of the prior year. These costs include both the cost of finished product purchased for retail and the cost of cultivation and processing for the grow facilities and sold at the wholesale level.

In the three months ended December 31, 2021, we incurred consulting costs of approximately $188 compared to approximately $744 in the comparable period of the prior year. The decrease in consulting fees was attributed to a decrease in stock-based consulting expenses.

In the three months ended December 31, 2021, we incurred professional fees of approximately $1,277 compared to approximately $914 in the comparable period of the prior year. The fees are primarily for legal, accounting, and related services that pertains to our being a public company in both the United States and Canada.

In the three months ended December 31, 2021, we incurred general and administrative costs of approximately $3,440 compared to approximately $3,062 in the comparable period of the prior year. This increase relates primarily to an increase in costs related to insurance, office expenses, and salaries due to the acquisition of entities coupled with the growth of the Company.

In the three months ended December 31, 2021, we incurred impairment expense of approximately $795 compared to $0 in the comparable period of the prior year. This expense relates to the impairment of investments and non-refundable deposits.

The Company had other income during the three months ended December 31, 2021, of $2,442 compared to other expenses of $255 for the comparable period of 2020, the increase in other income was primarily related to the change in fair value of warrant liabilities.

In the three months ended December 31, 2021, we had recognized a loss of discontinued operations of $1,745 related to the divesture of Driven compared to a loss of $114 in the comparable period of the prior year.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

On December 31, 2021, we had working capital of approximately $1.3 million, which included cash and cash equivalents of $3.3 million. We reported a net loss of approximately $4.2 million and our net cash used in operating expenses totaled $2.0 million, our cash used in investing activities was $0.1 million and cash flows used in financing activities totaled $0.1 million.

Cash Flow

For the three months ended December 31, 2021 and 2020

Net cash flows used in continuing operating activities was approximately $2,306 for the three months ended December 31, 2021 as compared net cash flow used in operating activities of approximately $989 for the three months ended December 31, 2020, a change of approximately $1,317.

●	Net cash flow used in operating activities for the three months ended December 31, 2021 primarily reflected a net loss of approximately $4,187 adjusted for the add-back of non-cash items consisting of loss from discontinued operations of $1,745, depreciation and amortization of approximately $434, stock-based compensation and consulting expense of approximately $542, amortization of debt discount of $7, amortization of intangible assets of $216, impairment of investments of $288, offset by a decrease in warrant liability of $1,738, foreign currency translation adjustment of $41, a gain from disposal of a subsidiary of $831, change operating assets and liabilities consisting of a decrease in accounts receivable of $28, a decrease in inventory $422, an increase in accounts payable and accrued expenses of $250, and a decrease in prepaids of $217 and a decrease in other assets including assets held for sale of $1,172. Net cash flow used in operating activities for the three months ended December 31, 2020 primarily reflected a net loss of approximately $3,279 adjusted for the add-back of non-cash items consisting of loss from discontinued operations of $114, depreciation and amortization of approximately $733, stock-based compensation expense of approximately $1,345 non-cash interest of approximately $209, amortization of debt discount of $464, a gain on the sale of equity method investments of $200, decrease in derivative liability of $208, decrease in warrant liability of $79 and foreign currency translation adjustment of $24 offset by a change operating assets and liabilities consisting of an increase in accounts receivable of approximately $65, an increase in inventory $192, a decrease in other assets of $61, a decrease in prepaids of $17 and net changes in other operating liabilities of approximately $229.

●	Net cash flow used in investing activities for the three months ended December 31, 2021, amounted to approximately $130 as compared to approximately $156 for the three months ended December 31, 2020. Net cash flow used in investing activities for the three months ended December 31, 2021, consisted of $129 used in the purchase of property and equipment, and related party payments of $1. Net cash flow used in investing activities for the three months ended December 31, 2020, consisted of $200 in proceeds related to the sale of SOK Management, LLC, and approximately $165 used in the purchase of property and equipment. The Company made investments of $100 and incurred a loss of $91 in equity method investees in the period.

●	Net cash used in financing activities was approximately $108 for the three months ended December 31, 2021 as compared to net cash provided by financing activities of approximately $2,863, for the three months ended December 31, 2020. During the three months ended December 31, 2021, we received proceeds of $285 related to the issuance of common stock offset by repayments of note payables of $393. During the three months ended December 31, 2020, we received proceeds of approximately $2,869 related to the issuance of common stock partially offset by a repayment of advances of approximately $6.

CRITICAL ACCOUNTING POLICIES

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

An impairment expense of $795 thousand was recorded for the three months ended December 31, 2021. During the three months ended December 31, 2020, the Company determined that no impairment was required.

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

During the quarter ended December 31, 2021, and 2020, the Company determined that there were $0 and $0 losses related to the impairment of goodwill and intangible assets, respectively.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, this also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

As of December 31, 2021, the Company has acquired interests in several entities. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States. As of December 31, 2021, Company estimates that its investees will need up to approximately $500 thousand to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2021. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

Additionally, the Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. To the best of our knowledge, as of February 11, 2022, the Company was not a party to any other material litigation, claim or suit whose outcome could have a material effect on the Company’s financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Stem between October 1, 2021 and December 31, 2021:

	Security	No. Shares
Services	Common Stock	130,000
Compensation	Common Stock	1,000,000
Issuance of common stock related to cash sales	Common Stock	3,223,611
Issuance of common stock related to interest payments	Common Stock	555,953
Cancelled	Common Stock	(11,506,700)
Total		(6,597,136)

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

STEM HOLDINGS, INC.

February 22, 2022	By:	/s/ Steve Hubbard
Steve Hubbard, Interim President and Chief Executive Officer

