Form 10-Q
period 2022-03-31
Stem Holdings, Inc.
filed 2022-05-16
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2022

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

There were 224,676,352 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 6, 2022.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

STEM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share amounts)

	March 31,	September 30,
	2022	2021
	(unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$1,260	$5,464
Accounts receivable, net of allowance for doubtful accounts	310	260
Note receivable	447	430
Inventory	3,184	3,126
Prepaid expenses and other current assets	1,095	2,187
Assets held for sale	-	9,324
Total current assets	6,296	20,791

Property and equipment, net	11,917	12,598
Investment in equity method investees	720	1,008
Investments in affiliates	-	230
Deposits and other assets	13	13
Right of use asset	3,981	4,235
Intangible assets, net	10,421	10,856
Goodwill	7,429	7,429
Due from related party	28	28
Total assets	$40,805	$57,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	2,827	2,547
Convertible notes, net	2,967	2,940
Convertible notes, net related party	-	223
Current maturities of long-term debt	1,500	-
Short term notes and advances	589	650
Due to related party	-	1
Lease liability	499	467
Warrant liability	450	2,277
Liabilities held for sale	-	6,801
Total current liabilities	8,832	15,906

Lease liability - long term	3,601	3,855
Finance liability	1,093	1,093
Long-term debt, mortgages	600	2,100
Total liabilities	14,126	22,954

Commitments and contingencies (Note 17)	-	-

Shareholders’ equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of March 31, 2022, and September 30, 2021	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of March 31, 2022, and September 30, 2021	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized; 224,391,484 and 230,738,620 shares issued, issuable and outstanding as of March 31, 2022, and September 30, 2021, respectively	224	230
Additional paid-in capital	148,213	148,249
Stock subscription receivable	-	(135)
Accumulated deficit	(123,286)	(115,750)
Total Stem Holdings stockholder’s equity	25,151	32,594
Noncontrolling interest	1,528	1,640
Total shareholders’ equity	26,679	34,234
Total liabilities and shareholders’ equity	$40,805	$57,188

*	Derived from audited information

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STEM HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for share and per share amounts)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021

Revenues	$4,136	$5,489	$8,346	$10,758
Cost of goods sold	3,796	3,562	7,191	7,021
Gross Profit	340	1,927	1,155	3,737

Operating expenses:
Consulting fees	342	1,420	529	2,062
Professional fees	716	872	1,992	1,786
General and administration	2,749	1,834	6,189	4,896
Impairment of intangible assets	-	-	795	-
Total operating expenses	3,807	4,126	9,505	8,744
Loss from operations	(3,467)	(2,199)	(8,350)	(5,007)

Other income (expenses), net
Interest expense	(180)	(646)	(358)	(1,355)
Change in fair value of derivative liability	-	34	-	242
Change in fair value of warrant liability	192	(6,278)	1,931	(6,188)
Foreign currency exchange gain (loss)	(68)	22	(28)	(21)
Other income	92	1,170	101	1,288
Other loss	(30)	-	(30)	-
Gain from disposal of subsidiary	-	-	831	-
Total other income (expense)	6	(5,698)	2,447	(6,034)

Loss from continuing operations	(3,461)	(7,897)	(5,903)	(11,041)
Loss from discontinued operations, net of tax	-	(728)	(1,745)	(864)
Net loss	$(3,461)	$(8,625)	$(7,648)	$(11,905)

Net loss attributable to non-controlling interest	11	(14)	(112)	(105)

Net loss attributable to Stem Holdings	$(3,472)	$(8,611)	$(7,536)	$(11,800)

Loss from continuing operations, per share	(0.02)	(0.06)	(0.02)	(0.10)
Loss from discontinued operations, per share	-	(0.00)	(0.01)	(0.01)

Net loss per share, basic and diluted	$(0.02)	$(0.06)	$(0.03)	$(0.11)
Weighted-average shares outstanding, basic and diluted	223,687,067	137,762,917	226,995,272	103,351,512

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STEM HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share and per share amounts)

						Total Stem
	Common Stock		Additional Paid-in	Subscription	Accumulated	Holdings Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity	Interest	Equity
Balance as of September 30, 2021	229,988,620	230	148,249	(135)	(115,750)	32,594	1,640	34,234
Common stock issued for cash	3,223,611	3	282	-	-	285	-	285
Issuance of common stock in connection with consulting agreement	130,000	-	30	-	-	30	-	30
Stock based compensation	1,000,000	1	219	-	-	220	-	220
Issuance of common stock related to interest expense	555,953	1	66	-	-	67	-	67
Common stock cancelled related to discontinued operations	(11,506,700)	(12)	(1,169)	135	-	(1,046)	-	(1,046)
Issuance of options in connection with employment agreement	-	-	292	-	-	292	-	292
Net loss	-	-	-	-	(4,064)	(4,064)	(123)	(4,187)
Balance as of December 31, 2021	223,391,484	$223	$147,969	$-	$(119,814)	$28,378	$1,517	$29,895
Common stock issued for cash
Issuance of common stock in connection with employment agreement	1,000,000	1	67	-	-	68	-	68
Stock based compensation
Issuance of common stock related to interest expense	-	-	-	-	-	-	-	-
Common stock cancelled related to discontinued operations	-	-	-	-	-	-	-	-
Issuance of warrants in connection with consulting agreement	-	-	158	-	-	158	-	158
Issuance of options in connection with employment agreement	-	-	19	-	-	19	-	19
Net loss					(3,472)	(3,472)	11	(3,461)
Balance as of March 31, 2022	224,391,484	$224	$148,213	$-	$(123,286)	$25,151	$1,528	$26,679

Balance as of September 30, 2020	68,258,745	$68	$76,310	$-	$(51,386)	$24,992	$1,840	$26,832
Issuance of common stock in connection with consulting agreement	1,569,570	2	587	-	-	589	-	589
Common stock to be issued	6,833,069	7	2,863	-	-	2,870	-	2,870
Stock based compensation	1,868,750	2	560	-	-	562	-	562
Cancellation of common stock related to convertible notes	(525,400)	(1)	1	-	-	-	-	-
Issuance of common stock related to rent and interest expense	501,561	1	208	-	-	209	-	209
Issuance of subscription receivable	-	-	600	(600)	-	-	-	-
Issuance of warrants in connection with employment agreement	-	-	132	-	-	132	-	132
Issuance of options in connection with employment agreement	-	-	61	-	-	61	-	61
Acquisition of Driven Deliveries, Inc.	101,968,944	101	43,224	(135)	-	43,190		43,190
Net loss	-	-	-		(3,188)	(3,188)	(91)	(3,279)
Balance as of December 31, 2020	180,475,239	$180	$124,546	$(735)	$(54,574)	$69,417	$1,749	$71,166
Issuance of common stock in connection with consulting agreement	1,262,500	1	1,096	-	-	1,097	-	1,097
Issuance of common stock in connection with convertible debt	4,054,206	4	2,071	-	-	2,075	-	2,075
Issuance of common stock in connection with deposit for an asset acquisition	300,000	-	210	-	-	210	-	210
Stock based compensation	1,464,009	1	867	-	-	868	-	868
Issuance of common stock related to interest expense	164,366	1	121	-	-	122	-	122
Issuance of warrants in connection with employment agreement	-	-	17	-	-	17	-	17
Issuance of options in connection with employment agreement	-	-	78	-	-	78	-	78
Issuance of common stock related to settlement payment	500,000	1	5,439	-	-	5,440	-	5,440
Issuance of common stock related to Private Placement Memorandum, net	5,263,996	5	2,060	-	-	2,065	-	2,065
Issuance of common stock related to Prospectus	2,333,990	2	1,000	-	-	1,002	-	1,002
Net loss related to discontinued operations	-	-	-	-	(728)	(728)	-	(728)
Net loss	-	-	-	-	(7,883)	(7,883)	(14)	(7,897)
Balance as of March 31, 2021	195,818,306	$195	$137,505	$(735)	$(63,185)	$73,780	$1,735	$75,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STEM HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(7,648)	$(11,905)
Loss from discontinued operations, net of tax	1,745	864
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	704	1,720
Issuance of common stock in connection with consulting agreements	188	1,686
Issuance of common stock related to rent and interest expense	-	331
Impairment of investments	288	-
Depreciation and amortization	876	918
Amortization of intangible assets	435	1,310
Amortization of debt discount	10	608
Gain on sale of equity method investments	-	(200)
Change in fair value of derivative liability	-	(242)
Change in fair value of warrant liability	(1,931)	6,188
Foreign currency adjustment	27	20
Gain from disposal of subsidiary	(831)	-
Other	61	-
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(50)	(96)
Prepaid expenses and other current assets	217	(2,336)
Inventory	(58)	(630)
Other assets	1,284	-
Accounts payable and accrued expenses	348	(2,197)
Net cash used in continuing operating activities	(4,335)	(3,961)
Net cash provided by (used in) discontinued operating activities	340	(864)
Net cash used in operating activities	(3,995)	(4,825)

Cash flows from investing activities
Investment in equity method investees, Michigan & Massachusetts	-	197
Purchase of property and equipment	(195)	(279)
Investments	200	(250)
Related party payments	(1)	-
Net cash used in continuing investing activities	4	(332)
Net cash used in investing activities	4	(332)

Cash flows from financing activities
Proceeds from the issuance of common stock	285	9,804
Proceeds from notes payable and advances	-	22
PPP and debt forgiveness	-	(951)
Repayments of notes payable	(498)	(1,242)
Net cash provided by (used in) financing activities from continuing operations	(213)	7,633
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by (used in) financing activities	(213)	7,633

Net (decrease) increase in cash and cash equivalents	(4,204)	2,476
Cash and cash equivalents at the beginning of the period	5,464	2,129
Cash and cash equivalents at the end of the period	$1,260	$4,605

Supplemental disclosure of cash flow information:
Cash paid for interest	$348	$833
Supplemental disclosure of noncash activities:
Financed Insurance	$427	$283
Interest paid in the form of common stock	$66	$-
Issuance of common stock related to separation agreement	$-	$290
Conversion of debt and accrued interest to equity	$-	$2,075
Issuance of common stock for settlement	$-	$5,440
Refinancing of mortgage	$-	$1,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STEM HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Incorporation and Operations and Going Concern

Stem Holdings, Inc. (“Stem” or the “Company”) is a Nevada corporation incorporated on June 7, 2016, and is a leading omnichannel, vertically-integrated cannabis branded products and technology company with state-of-the-art cultivation, processing, extraction, retail, distribution, and delivery-as-a-service (DaaS) operations throughout the United States. Stem’s family of award-winning brands includes TJ’s Gardens™, TravisxJames™, and Yerba Buena™ flower and extracts; Cannavore™ edible confections; and e-commerce delivery platforms provide direct-to consumer proprietary logistics and an omnichannel UX (user experience)/CX (customer experience).

The Company purchases, improves, leases, operates, and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, Massachusetts and California, As of March 31, 2022, Stem had ownership interests in 24 state issued cannabis licenses including nine (9) licenses for cannabis cultivation, three (3) licenses for cannabis processing, two (2) licenses for cannabis wholesale distribution, three (3) licenses for hemp production and (7) cannabis dispensary licenses. Subsequently, pursuant to a secondary stock purchase agreement, the Company sold its equity investment in the Massachusetts retail license in consideration for cash.

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

Going Concern

On March 31, 2022, the Company had approximate balances of cash and cash equivalents of 1.3 million, negative working capital of approximately $2.5 million, and an accumulated deficit of $123 million.

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

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to several other countries, including the United States. On June 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. The existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations disruptions to our retail operations and our ability to collect rent from the properties which we own, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects throughout our business. If we need to close any of our facilities or a critical number of our employees become too ill to work, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the markets in which we operate. Any of these uncertainties could have a material adverse effect on our business, financial condition, or results of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is primarily maintained in checking accounts. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. As of March 31, 2022, and September 30, 2021, the Company had no cash equivalents or short-term investments. The Company has not experienced any losses on deposits of cash and cash equivalents.

Accounts Receivable

Accounts receivable is shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. As of March 31, 2022, the reserve for doubtful accounts was approximately $78,000.

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

An impairment expense of $795 thousand was recorded for the six months ended March 31, 2022. During the six months ended March 31, 2021, the Company determined that no impairment was required.

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

During the six months ended March 31, 2022, the Company recorded $0 of investee losses.

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

During the six months ended March 31, 2022, and 2021, the Company determined that there were not any losses related to the impairment of goodwill and intangible assets, respectively.

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

In December 2020, the Company issued a significant number of new shares in its acquisition of Driven (see Note . The effect of these issuances is most likely, the Company and Driven have experienced the requisite change of control as promulgated under the US Internal Revenue Code section 382. The effect of this will be that going forward, the ability of the Company and Driven to utilize their respective U.S. Federal net operating loss carryforwards from prior to December 29, 2020, will be limited in its usage. In order to determine the specific effect, the Company must perform the computations required under the Internal Revenue Code, which have not yet been performed. The Company expects it will perform the required computations in the coming fiscal year. On December 15, 2021, pursuant to a Share Exchange Agreement, the Company sold Driven Deliveries and its subsidiaries to the shareholders of Budee, Inc. in a transaction which the Company fully divested all of its interests in Driven Deliveries and all of its subsidiaries. Included in the terms of the Share Exchange Agreement, the shareholder of Budee, Inc., and prior officer of Driven Deliveries returned approximately 11.5 million shares of the Company’s common stock and assumed approximately $7.1 million of the Companies liabilities. Notwithstanding, the Company will continue to be responsible for approximately $210,000 of accounts payable assumed in the acquisition of Driven Deliveries.

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

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on March 31, 2022, for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Lease costs were approximately $202,000 and $529,000, respectively for the three and six months ended March 31, 2022 and approximately $257,000 and $426,000, respectively for the three and six months ended March 31, 2021. The Company has nine operating leases consisting with remaining lease terms ranging from 10 months to 170 months.

Lease Costs

	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Components of total lease costs:
Operating lease expense	$529	$426
Total lease costs	$529	$426

Lease positions as of March 31, 2022

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated condensed balance sheet as follows:

March 31, 2022
Assets
Right of use asset	$3,981
Total assets	$3,981

Liabilities
Operating lease liabilities – short term	$499
Operating lease liabilities – long term	3,601
Total lease liability	$4,100

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	9.8
Weighted average discount rate – operating lease	12.61%

Cash Flows

Six Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	$529
Cash paydowns of operating liability	$(529)

The future remaining minimum lease payments under the leases are as follows for the years ended September 30:

2022	$499
2023	985
2024	788
2025	687
2026	659
Thereafter	4,670
Total future minimum lease payments	8,288
Less: Lease imputed interest	(4,188)
Total	$4,100

Disaggregation of Revenue

For the period ended March 31, 2022, revenue reported was primarily from the sale of cannabis and related products accounted for under ASC 606.

The following table illustrates our revenue by type related to the three months ended March 31, 2022, and 2021 respectively:

Three Months Ended March 31,	2022	2021
Revenue
Wholesale	$1,576	$1,204
Retail	3,221	5,970
Rental	-	5
Other	19	140
Total revenue	4,815	7,319
Discounts and returns	(679)	(1,830)
Net Revenue	$4,136	$5,489

The following table illustrates our revenue by type related to the six months ended March 31, 2022, and 2021 respectively:

Six Months Ended March 31,	2022	2021
Revenue
Wholesale	$2,130	$2,324
Retail	7,587	10,697
Rental	-	9
Product Sales	-	229
Other	40	258
Total revenue	9,757	13,517
Discounts and returns	(1,411)	(2,759)
Net Revenue	$8,346	$10,758

Geographical Concentrations

As of March 31, 2022, the Company is primarily engaged in the production and sale of cannabis, which is only legal for recreational use in 15 states and D.C., with lesser legalization, such as for medical use in an additional 21 states and D.C., as of the time of these consolidated financial statements. In addition, the United States Congress has passed legislation, specifically the Agriculture Improvement Act of 2018 (also known as the “Farm Bill”) that has removed production and consumption of hemp and associated products from Schedule 1 of the Controlled Substances Act.

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of March 31, 2022, and September 30, 2021, are as follows:

Potentially dilutive share-based instruments:	March 31,	September 30,
	2022	2021
Convertible notes	3,220,828	3,696,311
Options to purchase common stock	4,881,101	7,140,447
Unvested restricted stock awards	-	-
Warrants to purchase common stock	65,167,328	62,965,833
	73,269,257	73,802,591

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was approximately $48,000 and $32,000 three months ended March 31, 2022, and 2021, respectively. Advertising expense was approximately $170 thousand and $86,000 for six months ended March 31, 2022, and 2021, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard was adopted as of October 1, 2020. As of March 31, 2022, the Company recognized additional operating liabilities of approximately $4.1 million, with corresponding ROU assets of approximately $4 million.

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

3. Discontinued Operations, Assets and Liabilities Held for Sale

Discontinued Operations

On December 15, 2021, pursuant to a Share Exchange Agreement, the Company sold Driven Deliveries and its subsidiaries to the shareholders of Budee, Inc. in a transaction which the Company fully divested all of its interests in Driven Deliveries and all of its subsidiaries. Included in the terms of the Share Exchange Agreement, the shareholder of Budee, Inc., and prior officer of Driven Deliveries returned approximately 11.5 million shares of the Company’s common stock and assumed approximately $7.1 million of the Companies liabilities. Notwithstanding, the Company will continue to be responsible for approximately $210,000 of accounts payable assumed in the acquisition of Driven Deliveries.

The following table presents the assets and liabilities associated with the divestiture of Driven Deliveries; Inc. as follows (in thousands):

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

The following table presents the operating results related to the divestiture of Driven Deliveries; Inc. (in thousands):

	Six Months Ended March 31,
	2022	2021

Revenues	$3,805	$5,229
Cost of goods sold	3,772	4,235
Gross Profit	33	994

Operating expenses:
Consulting fees	4	102
Professional fees	24	123
General and administration	1,749	1,809
Total operating expenses	1,777	2,034
Loss from operations	(1,744)	(1,040)

Other income (expenses)
Interest expense	(1)	(1)
Other income	-	177
Total other income (expense)	(1)	176
Net loss	$(1,745)	$(864)

4. Property, Plant & Equipment

Property and equipment consist of the following (in thousands):

	March 31,	September 30,
	2022	2021

Land	$1,451	$1,451
Automobiles	93	74
Signage	19	19
Furniture and equipment	3,148	3,033
Leasehold improvements	3,531	3,474
Buildings and property improvements	10,127	10,126
Computer software	59	56
	18,428	18,233
Accumulated depreciation	(6,511)	(5,635)
Property and equipment, net	$11,917	$12,598

Depreciation expense was approximately $442,000 and $500,000 for the three months ended March 31, 2022, and 2021, respectively. Depreciation expense was approximately $851,000 and $1 million for the six months ended March 31, 2022, and 2021, respectively. Depreciation expense is included in general and administrative expense.

5. Inventory

Inventory consists of the following (in thousands):

	March 31,	September 30,
	2022	2021

Raw materials	$670	$866
Work-in-progress	787	543
Finished goods	1,727	1,717
Total Inventory	$3,184	$3,126

Raw materials and work-in-progress include the costs incurred for cultivation materials and live plants. Finished goods consists of cannabis products sent to retail locations or ready to be sold. No inventory reserve was recorded for the periods ended March 31, 2022, and September 30, 2021, due to management’s assessment of the inventory on hand.

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets are assets and payments previously made, that benefit future periods. The balance as of March 31, 2022, includes the Employee Retention Tax Credit (“ERTC”) program from the U.S Treasury, as part of the COVID-19 stimulus package. During the fiscal year ended September 30, 2021, the Company applied for certain ERTC credits in the approximate amount of $5.1 million, which is reflected within the Statement of Operations as a reduction to general and administration expense. The remaining balance of the ERTC receivable was approximately $201,000 as of March 31, 2022.

Prepaid and other current assets comprised of the following:

	March 31,	September 30,
	2022	2021

Prepaid expenses	$685	$732
ERTC credits	201	605
Deposits and other current assets	209	850

Total prepaid expenses and other current assets	$1,095	$2,187

7. Equity method investments

Tilstar Medical, LLC

In April 2019, the Company entered into an agreement to acquire 48% of the membership interest of Tilstar Medical, LLC (“TIL”). TIL is a startup operation located in Laurel, Maryland and owns a project management company which assists in procuring licenses for the production and sale of cannabis. The purchase price for the 48% interest was $550,000 to capitalize TIL which under the operating agreement occurs upon the execution of the agreement. As of September 30, 2019, the Company had funded the $550,000 and accounted for its investment using the equity method of accounting. The Company was not made aware at time of its investment in the type and magnitude of expenses that would be funded with its investment capital and is currently in the process of renegotiating the terms of the operating agreement. During the year ended September 30, 2019, Tilstar Medical along with its partner, Stem Holdings, Inc. received a letter from the Maryland Medical Cannabis commission with notification that we received stage one pre-approval for a processor license. The Companies application ranked amongst the top nine highest scoring applications for a medical cannabis processor license. Final awards will be issued during calendar year 2021. During the three and six months ended March 31, 2021, the Company did not recognize a loss on investment related to TIL. During the three and six months ended March 31, 2021 the Company recognized a minimal loss on investment related to TIL. During the six months ended March 31, 2022, the Company recorded impairment expense of approximately $288,000 related to its investment in TIL.

Community Growth Partners, Inc

On January 6, 2020, the Company issued a convertible promissory note to Community Growth Partners Holdings, Inc., (“CGS”) which will act as a line of credit. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding principal together with interest on the unpaid principal balance upon the date that is twelve months after the effective date and shall be payable as follows: (a)The Company agrees to make several loans to CGS from time to time upon request of CGS in amounts not to exceed the principal sum of $2,000,000, (b) Payment of principal and interest shall be immediately available funds, (c) This note may be prepaid in whole or in part at any time without premium or penalty. Any partial prepayment shall be applied against the principal amount outstanding, (d) The unpaid principal amount outstanding under this note shall bear interest commencing upon the first advance at the rate of 10% per annum through the maturity date, calculated on the basis of a 365-day, until the entire indebtedness is fully paid, (e) Upon the closing of a $2,000,000 financing by the Company, all of the principal and interest shall automatically convert into equity shares of CGS at the price obtained by the qualified financing. As of September 30, 2020, a portion of the note was converted into 7% equity. In March 2021, the balance of a note receivable was converted into an additional 6% equity leaving an equity investment of 13%. As of March 31, 2022, and September 30, 2021, the Company recorded an investment of $0.7 million. Subsequent to March 31, 2022, pursuant to a secondary stock purchase agreement, the Company sold its equity investment in CGS in consideration for $1.65 million in cash.

8. Note Receivable

On January 4, 2020, the Company issued a $355,000 promissory note to Community Growth Partners Holdings, Inc., (“CGS”). CGS is a cannabis license holder in Massachusetts. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding balance together with interest the date that is six months after the opening of the Great Barrington Dispensary which was opened September 2020. As of March 31, 2022, the note is in default and the Company is negotiating modification terms. As of March 31, 2022, and September 30, 2021, the principal and interest balance of the note is $442,744 and $422,204, respectively.

On January 6, 2020, the Company issued a convertible non-negotiable revolving credit promissory note up to $2,500,000 with a four-year term to CGS. Subject to the terms and conditions of the note, CGS promises to pay the Company the lesser of $2,500,000 or the aggregate unpaid principal amount of the loan. In the period of January 2020 through August 2020 the Company advanced $899,700 related to the note. In September 2020, the Company converted $480,182 of the balance into approximately 7% ownership in CGS. In March 2021, the Company converted the remaining balance plus accrued interest of $30,000 into an additional 6% ownership interest in CGS. As of March 31, 2022, and September 30, 2021, the principal and interest balance of the note was $0.

In September 2020 a former employee received funds on behalf of the Company. On October 1, 2020, the Company executed a $14,382 promissory note to memorialize and structure a plan to receive the funds from the individual. The note is non-interest bearing and is to be paid in equal monthly installments of $799 over an eighteen-month term with a maturity date of March 1, 2022. As of March 31, 2022, and September 30, 2021, the principal balance of the note was $3,995 and $7,990, respectively.

9. Consolidated Asset Acquisitions

YMY Ventures LLC

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY Ventures LLC (“YMY”). YMY is a startup operation located near Las Vegas, Nevada and owns licenses for the production and sale of cannabis. The purchase price for the 50% interest was $750,000, with the first $375,000 paid into escrow upon signing, with the final $375,000 due upon closing, which under the agreement occurs when the license is transferred by the Nevada Department of Taxation and receipt of approval in transfer of ownership by the Division of Public and Behavioral Health of the City of North Las Vegas. As of June 30, 2019, the Company had funded the $375,000 into escrow and had provided the joint venture with additional funds primarily in the form of payments for work performed to acquire four licenses from the Nevada Department of Taxation in the amount of approximately $690,238. As of February 28, 2019, the Nevada Department of Taxation approved the change of ownership for four medical and recreational cultivation and production licenses held by YMY Ventures now owned by Stem Holdings, Inc. Pursuant to the agreement, the escrowed amount of $375,000 was released and an additional payment of $67,500 was issued in August 2019. The balance of $307,500 was being held and negotiated with the partners due to the additional funds over and above the original obligation to provide tenant improvements of $650,000. As of March 31, 2022, the balance has been paid in full including interest and attorney’s fees.

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

In the fiscal year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. As of March 31, 2022, this obligation was paid in its entirety, and $400,000 in additional proceeds were received on new mortgage.

In May 2020, the Company acquired an additional 26.25% interest in NVD by issuing 386,035 common shares at par value of $0.001 which resulted in a total investment of 63.75%.

Michigan RE 1

On January 4, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Michigan RE 1, Inc. (“MRE1”) pursuant to a private placement offering of up to an aggregate amount of $510 comprising up to 510 shares of MRE1’s common stock which represents 51% ownership by the Company. On January 5, 2021, the Company was party to an Asset Purchase Agreement between Leoni Wellness, LLC (“Seller”) and Organic Guyz, LLC (“Purchaser”) whereas the Seller is engaged in the recreational cannabis business and the Purchaser desires to purchase the local municipal license to operate an adult use retailer in the City of Kalamazoo, Michigan. The purchase price to be paid by the Purchaser is $400,000. A non-refundable deposit of $250,000, except in the event of a material breach of the SPA, is due within three days of the executed SPA. The deposit will be acknowledged by an execution of a joint escrow agreement. At closing the Purchaser will pay $250,000 to the Seller by cashiers check or wire transfer. The remaining $150,000 shall be paid by the Purchaser to the Seller in accordance with a promissory note to be executed at closing. The promissory note shall be paid in full on the earlier of the date the Purchaser purchases the real property located at 3928 Portage Street, Kalamazoo, Michigan or eighteen months from the closing date. The promissory note shall be secured by an escrow agent whereby three hundred thousand (300,000) shares (“Shares”) of Stem Holdings shall be held in the benefit of Seller and a Collateral Assignment of Licenses and Permits whereby upon default on the promissory note, the Purchaser shall assign the marijuana business permit back to the Seller. Upon the maturity date of the promissory note, in the event that the borrower has not paid the principal balance of the note in full, Seller shall have the option to receive the Shares as payment or $150,000 by wire transfer. As of September 30, 2021, the buildout of the Michigan retail dispensary has begun, however the project has been delayed due to Department of Zoning and Planning coding issues. Subsequent to further investigation, due to related religious reasons, the Department of Zoning and Planning will not issue a license, therefore, impairing this investment.

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

10. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows (in thousands):

	As of September 30, 2021
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$587	$(34)	$553	36.2%
Western Coast Ventures, Inc.	1,052	(210)	842	49.0%
YMY Ventures, Inc.	243	56	299	50.0%
Michigan RE 1, Inc.	-	(54)	(54)	49.0%
	$1,882	$(242)	$1,640

	As of March 31, 2022
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$553	$(19)	$534	36.2%
Western Coast Ventures, Inc.	842	$(3)	839	49.0%
YMY Ventures, Inc.	299	$62	361	50.0%
Michigan RE 1, Inc.	(54)	$(152)	(206)	49.0%
	$1,640	$(112)	$1,528

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

Purchase Price Allocation

As of September 17, 2021, the Company allocated the purchase consideration to the fair value of the assets acquired and liabilities assumed as summarized in the table below (in thousands):

Purchase Consideration

Stock Consideration	$2,381

Total Purchase Consideration	$2,381

Allocation of Purchase Consideration

Working Capital	$189

Fixed Assets	14

Customer Relationships	3

License	1,762

Tradename	206

Goodwill	207

Total Purchase Consideration	$2,381

The goodwill of $207,000 is not expected to be deductible for income tax expenses.

The following unaudited proforma condensed consolidated results of operations have been prepared as if the acquisition above occurred October 1, 2020.

	Three Months Ended	Six Months Ended
	March 31, 2021	March 31, 2021
Revenue	$6,174	$12,128
Net loss	$(8,700)	$(12,050)

The unaudited proforma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of October 1, 2020, nor are they necessarily indicative of the results that may occur in the future.

12. Intangible Assets, net

Intangible assets as of March 2022, and September 2021 (in thousands):

	Estimated Useful Life	Cannabis Licenses	Tradename	Customer Relationship	Non-compete	Technology	Accumulated Amortization	Net Carrying Amount
Balance as September 30, 2021		$20,092	$951	$645	$220	$418	$(3,861)	$18,465
YMY Ventures	15	-	-	-	-	-	(25)	(25)
Western Coast Ventures, Inc.	15	-	-	-	-	-	-	-
Yerba Buena	3-15 years	-	-	-	-	-	(86)	(86)
Foothill (7LV)	15	-	-	-	-	-	(261)	(261)
Driven Deliveries	10-15 years	(9,315)	(413)	-	-	(413)	2,533	(7,608)
JV Retail 3	3-15 years	-	-	-	-	-	(18)	(18)
JV Retail 4	3-15 years	-	-	-	-	-	(17)	(17)
JV Extraction	10-15 years	-	-	-	-	-	(29)	(29)
Other	5	-	-	-	-	-	-	-
Balance as March 31, 2022		$10,777	$538	$645	$220	$5	$(1,764)	$10,421

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes. Amortization expense for the three and six months ended March 31, 2022, was $221 and $439, respectively. Amortization expense for the three and six months ended March 31, 2021, was $1,049 and $1,294, respectively.

The following table is the future remaining expected amortization for the fiscal years ended September 30:

2022	$403
2023	829
2024	829
2025	829
2026	829
Thereafter	6,702
$10,421

13. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31,	September 30,
	2022	2021
Accounts payable	2,247	$1,105
Accrued credit cards	38	25
Accrued interest	59	87
Accrued payroll	325	713
Accrued sales tax liability	46	148
Other	112	469
Total Accounts Payable and Accrued Expenses	$2,827	$2,547

14. Notes Payable and Advances

The following table summarizes the Company’s short-term notes and advances, acquisition note payable, due to related party loans, and long-term debt, mortgages as of March 31, 2022, and September 30, 2021:

	March 31,	September 30,
	2022	2021
Equipment financing	$25	$30
Insurance financing	370	261
Promissory note	194	359
Total notes payable and advances	$589	$650

Long-term mortgages	2,100	2,100
Total long-term debt	$2,100	$2,100

Equipment financing

Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of March 31, 2022, and 2021, the obligation outstanding is $0 and $442, respectively. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note was secured by the equipment financed.

Pursuant to the Company’s acquisition of Yerba Buena the Company assumed a note payable obligation dated July 2017 related to a tractor which had a 60-month premium finance agreement. The principal amount was $28,905. The note bears no annual interest rate and requires the Company to make sixty monthly payments of $482 over the term of the note. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed. As of March 31, 2022, the obligation outstanding is $1,903.

January 2021, the Company entered into a promissory note in the amount of $27,880 for the acquisition of a truck. The promissory note bears an interest rate of 13.29% per annum and is secured by the financed vehicle. The note has a sixty-month term with monthly payment of $642. As of March 31, 2022, the balance outstanding is $22,864.

Insurance financing

Effective February 17, 2021, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $243,284. The note bears an annual interest rate of 7.46%. The Company paid $47,100 as a down payment on February 17, 2021, the note requires the Company to make 10 monthly payments of $17,835 over the remaining term of the note. In February 2022, the total outstanding obligation was paid.

Effective December 4, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $9,920. The note bears an annual interest rate of 12.8%. The Company paid $2,383 as a down payment on December 4, 2020, the note requires the Company to make 10 monthly payments of $754 over the remaining term of the note. As of March 31, 2022, the obligation has been paid.

Effective February 24, 2021, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $13,694. The note bears an annual interest rate of 7.369%. The Company paid $3,424 as a down payment on April 19, 2021, the note requires the Company to make 9 monthly payments of $1,199 over the remaining term of the note. As of March 31, 2022, the obligation has been paid.

Effective April 10, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $78,750. The note bears an annual interest rate of 8.35%. The Company paid $15,750 as a down payment on May 10, 2021, the note requires the Company to make 9 monthly payments of $7,271 over the remaining term of the note. As of March 31, 2022, the obligation has been paid.

Effective April 17, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $23,014. The note bears an annual interest rate of 11.98%. The Company paid $4,871 as a down payment on March 16, 2021, the note requires the Company to make 10 monthly payments of $1,814 over the remaining term of the note. As of March 31, 2022, the obligation outstanding has been paid.

Effective May 31, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $8,906. The note bears an annual interest rate of 10.25%. The Company paid $2,537 as a down payment on May 28, 2021, the note requires the Company to make 9 monthly payments of $741 over the remaining term of the note. As of March 31, 2022, the obligation has been paid.

Effective July 16, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $11,830. The note bears an annual interest rate of 1.06%. The Company paid $4,113 as a down payment in June 2021, the note requires the Company to make 9 monthly payments of $771 over the remaining term of the note. As of March 31, 2022, the obligation outstanding is $1,543.

Effective July 17, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $16,850. The note bears an annual interest rate of 3.96%. The note requires the Company to make 12 monthly payments of $1,351 over the term of the note. As of March 31, 2022, the obligation outstanding is $6,044.

Effective August 30, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $58,899. The note bears an annual interest rate of 7.99%. The Company paid $17,769 as a down payment on August 1, 2021, the note requires the Company to make 9 monthly payments of $4,113 over the remaining term of the note. Additionally, effective August 30, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $94,116. The note bears an annual interest rate of 11.26%. The Company paid $27,102 as a down payment on August 27, 2021, the note requires the Company to make 9 monthly payments of $7,446 over the remaining term of the note. As of March 31, 2022, a new location was added to the policy, therefore, creating a new finance agreement requiring 7 payments of $12,188 leaving an amount outstanding of $24,377.

Effective October 26, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $10,411. The note bears an annual interest rate of 10.65%. The Company paid $1,751 as a down payment in October 2021, the note requires the Company to make 10 monthly payments of $866 over the remaining term of the note. As of March 31, 2022, the obligation outstanding is $4,330.

Effective February 9, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $430,657. The note bears an annual interest rate of 7.64%. The Company paid $86,131 as a down payment on February 14, 2022, the note requires the Company to make 10 monthly payments of $35,795 over the remaining term of the note. As of March 31, 2022, the obligation outstanding is $322,158.

Effective February 24, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $17,551. The note bears an annual interest rate of 7.37%. The Company paid $18,033 as a down payment on February 24, 2022, the note requires the Company to make 10 monthly payments of $1,327 over the remaining term of the note. As of March 31, 2022, the obligation outstanding is $11,943.

Promissory note

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The note matures in October 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory note, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. As of September 30, 2020, the obligation outstanding is $500,000 and $440,403, net of debt discount of $59,597. As of March 31, 2022, the obligation outstanding is $250,000 and the balance is $194,014, net of debt discount of $55,986. The Company was notified that the maturity dates on these notes have been extended for the near-term.

Long-term debt, mortgages

In January 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began February 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on January 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of March 31, 2022, the obligation outstanding is $400,000. Subsequent to March 31, 2022, the Company paid off the existing debt and procured another mortgage in the amount of $450,000. This obligation has no personal guarantee; however, a corporate guarantee has been perfected. The new interest is 12% on a three-year term.

In March 2020, the Company executed a $400,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began May 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on April 1, 2022, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $38,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of March 31, 2022, the obligation outstanding is $400,000. Subsequently, the Company has exercised its right to extend the maturity date of the note by six months. The new maturity date of the loan is October 1, 2022.

In March 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began April 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on March 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of March 31, 2022, the obligation outstanding is $700,000. Subsequent to March 31, 2022, the Company paid off the existing debt and procured another mortgage in the amount of $775,000. This obligation has no personal guarantee; however, a corporate guarantee has been perfected. The new interest is 12% on a two-year term.

In July 2020, the Company executed a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 14% per annum. Monthly interest only payments began August 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on July 31, 2023, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of March 31, 2022, the obligation outstanding is $200,000.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. As of September 30, 2019, the balance due totals $300,000. In August 2020, the Company refinanced this obligation and paid the $300,000 balance. The refinanced mortgage term is 36 months and includes and interest rate of 14% and monthly interest only payments of $4,667. As of March 31, 2022, the balance due totals $400,000.

The following is a table of the 5-year runoff of our long-term debt as of March 31:

2022	$1,500
2023	600
2024	-
2025	-
2026	-
Thereafter	-
$2,100

Finance liability

In November 2020, the Company executed a mortgage payable on property located in Mulino, Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. The entire unpaid balance is due November 2022, the maturity date of the mortgage, and was secured by the underlying property. The note was cross guaranteed by the former CEO and Director of the Company. On November 23, 2020, the Company executed a real estate purchase agreement related to the Mulino Property which included the sale of the property and payoff of the mortgage. Additionally, the Company entered into a lease agreement whereas the amount of $13,750 required as a rent payment through the lease is being recorded as interest expense and the Company recorded a finance liability of $1,094,989 related to the lease under the guidance of ASC 842 as a failed sale and leaseback transaction. As of March 31, 2022, the obligation outstanding is $1,092,757. Subsequent to March 31, 2022, the Company executed a sale lease back agreement with the Company’s Mulino property, and entered into a 15-year lease with an unrelated third party located in Englewood, CO. The lease requires the Company to pay a starting base rental fee of $29,167 plus additional estimated triple net charges per month including real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance, and utilities are included and paid monthly. This transaction resulted in net proceeds to the Company in the amount of $2.2 million.

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

The total aggregate proceeds of the Offering totalled $4.1 million CDN or $3.1 million USD.

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

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Canaccord convertible notes and the subsequent fair value measurement for the period ended March 31, 2022, in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2021	$67	$592
Change in fair value	(67)	(592)
Balance as of March 31, 2022	$-	$-

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of the period ended March 31, 2022 (in thousands):

	Fair value measured at March 31, 2022
		Quoted prices in active	Significant other	Significant unobservable
		markets	observable inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$450	$-	$-	$450
Embedded derivative liability	-	-	-	-
Total fair value	$450	$-	$-	$450

There were no transfers between Level 1, 2 or 3 during the period ended March 31, 2022.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended March 31, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant Liability	Derivative Liability	Total
Balance – September 30, 2021	$2,277	$-	$2,277
Change in fair value	(1,739)	-	(1,739)
Balance – December 31, 2021	538	-	538
Issuance of warrants - compensation	104	-	104
Change in fair value	(192)	-	(192)
Balance – March 31, 2022	$450	-	$450

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of March 31, 2022, and September 2021 is as follows:

	Warrant Liability
	As of March 31, 2022	As of September 30, 2021
Strike price	$0.49	$0.48
Contractual term (years)	1.94	2.57
Volatility (annual)	124%	74%
Risk-free rate	2.4%	1.0%
Dividend yield (per share)	0%	0%

	Embedded Derivative Liability
	As of March 31,	As of
	March 31, 2022	September 30, 2021
Strike price	$0.92	$0.90
Contractual term (years)	0.3	0.8
Volatility (annual)	166%	55%
Risk-free rate	0.80%	0.08%
Dividend yield (per share)	0.00%	0.00%
Credit spread	14% to 16%	14% to 16%

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

Preferred shares

The Company had two series of preferred shares designated with no preferred shares issued and outstanding as of March 31, 2022, and September 30, 2021.

Common shares

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

During the quarter ended March 31, 2022, the Company issued 1,000,000 shares of its common stock valued at $0.068 as stock-based compensation.

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

The fair value of options granted during the six months ended March 31, 2022, and 2021 were estimated using the following weighted-average assumptions:

Options:

	For the Three Months Ended March 31,
	2022	2021
Exercise price	n/a	0.30 - $2.40
Expected term (years)	n/a	2.0 - 4.0
Expected stock price volatility	n/a	95.7% - 188.6%
Risk-free rate of interest	n/a	.94% - 2.96%
Expected dividend rate	n/a	0%

A summary of option activity under the Company’s stock option plan for the period ended March 31, 2022, is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of October 1, 2020	5,572,916	$1.77	$-	2.21
Granted	1,125,000	$0.28	$54	4.39
Outstanding as of September 30, 2021	6,697,916	$1.07	$54	2.09
Expired	(717,856)	$1.07	$-	-
Outstanding as of December 31, 2021	5,980,060	$0.63	$-	3.13
Expired and cancelled	(1,098,959)	$0.32	$-	-
Outstanding as of March 31, 2022	4,881,101	$0.32	$-	3.83
Options vested and exercisable	4,256,102	$0.32	$-	3.83

Estimated future stock-based compensation expense relating to unvested stock options was nominal as of March 31, 2022, and 2021. Weighted average remaining contractual life of the options is 3.83 years.

Stock-based Compensation Expense

Stock-based compensation expense for the three and six months ended March 31, 2022, and 2021 was comprised of the following (in thousands):

	Three months ended March 31,
	2022	2021
Stock grants	$68	$1,965
Stock options	19	78
Warrants	158	18
Total stock-based compensation	$245	$2,061

	Six months ended March 31,
	2022	2021
Stock grants	$288	$3,116
Stock options	311	139
Warrants	158	150
Total stock-based compensation	$757	$3,405

19. Commitments and contingencies

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, his also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth. For the period ended March 31, 2022, the Company’s has accounts with a Florida bank and several credit unions located in Washington and California.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. The lease requires the Company to pay a starting base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017, and continues through November 31, 2026 at a starting rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of March 31, 2022, Company eliminates this rental income in consolidation.

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

The Company executed an Agency Agreement and in consideration of the services rendered by the Agent and in connection with the Offering, the Company has agreed to pay the Agent, on the Closing Date a commission equal to 7% of the gross proceeds of the Offering (including in respect of any exercise of the Over-Allotment Option, if any) payable in cash (the “Agent’s Commission”), subject to a reduced fee equal to 1% for Units sold to certain purchasers designated by the Company on a president’s list (the “President’s List”). In addition the Agent will receive a number of share purchase warrants (the “Broker Warrants”) to purchase up to that number of shares of common stock of the Company (each, a “Broker Share”) that is equal to 7% of the aggregate number of Units issued under the Offering (including any Additional Units (as hereinafter defined) issued upon exercise of the Over-Allotment Option, if any), subject to a reduced number of Broker Warrants equal to 3.5% of the Units sold to purchasers on the President’s List, at an exercise price of $0.55 CAD per Broker Share, exercisable for a period of 24 months following the Closing Date. Pursuant to the Agency Agreement, the Company also agreed to pay to the Agent a corporate finance fee of $100,000 CAD (the “Corporate Finance Fee”), such Corporate Finance Fee to be payable as to $50,000 CAD in cash and as to $50,000 CAD by the issuance of 90,909 shares of common stock of the Company (the “Corporate Finance Fee Shares”) at the Offering Price. After deducting the Agent’s Commission (assuming no President’s List purchasers), the estimated expenses of the Offering of $350,000 CAD and the cash portion of the Corporate Finance Fee, which will be paid out of the general funds of the Company. The Company has also granted to the Agent an over-allotment option (the “Over-Allotment Option”), exercisable in whole or in part, at the Agent’s sole discretion, to purchase up to an additional 15% of the number of Units sold pursuant to the Offering, being up to an additional 2,590,909 Units in the case of the Maximum Offering (the “Additional Units”), each Additional Unit to be comprised of one Unit Share and one Warrant, at the Offering Price to cover the Agent’s over-allocation position, if any, and for market stabilization purposes. The Over-Allotment Option is exercisable, in whole or in part, at any time or times until the date that is 30 days immediately following the Closing Date. A purchaser who acquires Additional Units forming part of the Agent’s over-allocation position acquires such Additional Units under this Prospectus, regardless of whether the over-allocation position is ultimately filled through the exercise of the Over-Allotment Option or secondary market purchases. If the Over-Allotment Option is exercised in full, the total Price to the Public, Agent’s Commission and Net Proceeds to the Company (before deducting expenses of the Offering and assuming no President’s List purchasers) will be $9,200,000 CAD, $644,000 CAD and $8,556,000 CAD, respectively, in the case of the Minimum Offering and, $10,925,000 CAD, $764,750 CAD and $10,160,250 CAD, respectively, in the case of the Maximum Offering. Pursuant to the terms of the Agency Agreement, all subscription funds received from subscribers will be retained in trust by the Agent until the Minimum Offering is obtained. Once the Minimum Offering has been obtained, the sale of the Units shall be completed in accordance with the Agency Agreement. To date, all funds have been subscribed and will be held in escrow for final approval. Additionally, the Company entered into an offering led by Canaccord Genuity Corp. (the “Agent”) on a ‘commercially reasonable efforts’ basis and consisted of the sale of 16,926,019 Units (including 1,471,291 Units pursuant to the partial exercise of the over-allotment option by the Agent) at a price of C$0.55 per Unit for aggregate gross proceeds of C$10,309,210 (including C$809,210.05 pursuant to the partial exercise of the over-allotment option by the Agent). Each Unit is comprised of one share in the common stock of the Company (each a “Unit Share”) and one share purchase warrant of the Company (each, a “Warrant”). Each Warrant is exercisable to acquire one share in the common stock of the Company (each, a “Warrant Share”) until April 23, 2023, at a price per Warrant Share of C$0.68, subject to adjustment in certain events. The net proceeds raised under the Offering will be used for working capital and in furtherance of some or all of the business objectives described in the final short form prospectus of the Company dated April 19, 2021 (the “Final Prospectus”). The Company has given notice to list the Unit Shares and the Warrant Shares on the Canadian Securities Exchange (the “Exchange”). Listing will be subject to the Company fulfilling all of the requirements of the Exchange. Concurrent with the Offering, the Company also conducted a non-brokered offering in the United States of 972,092 units of the Company at a price of US$0.43 per unit for aggregate gross proceeds of approximately US$420,000 under the terms of a registration statement on Form S-1, as amended, filed with the United States Securities and Exchange Commission under the U.S. Securities Act on January 5, 2021.

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

Herbalcure vs Driven Deliveries, Inc.

On May 6, 2021, Herbalcure Corporation (“Herbalcure”) filed a Complaint for preliminary and permanent injunction in the Superior Court of California Central District County of Los Angeles (Case # 21STCV17099) alleging that Driven Deliveries, Inc. owes Herbalcure Corporation approximately $1,700,000 on account of allegedly unpaid fees for services, gross receipts tax and sales tax. The Company has previously settled the gross receipts and sales tax liability that it believed was owed in connection with this matter. The Company disputes the alleged liability claimed by Herbalcure in excess of amounts already paid and believes that this is a liability of Driven Deliveries, Inc. and not the Company. The matter is currently in arbitration, and the Company cannot predict the final outcome.

Additionally, the Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.

20. Subsequent events

The Company has completed a private placement of a $500,000 unsecured promissory note and 500,000 common share purchase warrants to an arm’s length lender. The Note becomes due and payable in three months, subject to extension by the Company for an additional three months upon payment of a $5,000 extension fee to the lender. The Note bears interest at rate of 10% per annum payable at maturity. The Company may prepay the outstanding principal amount of the obligation together with all accrued and unpaid interest, without penalty, at any time prior to the maturity date of the note. Each warrant entitles the holder thereof to purchase one common share at a price of 0.07 for a period of thirty-six (36) months after closing.

In April 2022, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage amount is $450,000 and bears interest at 12% per annum. Monthly interest only payments began May 1, 2022, payments will continue each month thereafter until paid. The entire unpaid balance is due on May 1, 2025, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been corporately guaranteed.

In March 2020, the Company executed a $400,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began May 1, 2020, payments continued each month thereafter. The entire unpaid balance was due on April 1, 2022, the maturity date of the mortgage, and is secured by the underlying property. Subsequently, the Company has exercised its right to extend the maturity date of the note by six months. The new maturity date of the loan is October 1, 2022.

In April 2022, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage amount is $775,000 and bears interest at 12% per annum. Monthly interest only payments began May 1, 2022, payments will continue each month thereafter until paid. The entire unpaid balance is due on March 31, 2024, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been corporately guaranteed.

The Company closed on a stock purchase and note purchase agreement to sell its minority equity ownership interest in its Massachusetts cannabis license for a total of $1.65 million in cash on April 13, 2022.

In May 2022, the Company executed a sale lease back agreement with the Company’s Mulino property, and entered into a 15-year lease with an unrelated third party located in Englewood, CO. The lease requires the Company to pay a starting base rental fee of $29,167 plus additional estimated triple net charges per month including real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance, and utilities are included and paid monthly. This transaction resulted in net proceeds to the Company in the amount of $2.2 million.

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

For the three and six months ended March 31, 2022, the financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. For the three and six months ended March 31, 2022, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

Results of Operations

	For the Three Months Ended March 31,		Change
($ in thousands)	2022	2021	$	%
Gross Revenue	$4,817	$7,363	(2,546)	(35)%
Discounts and returns	(681)	(1,874)	(1,193)	(64)%
Cost of goods sold	3,796	3,562	234	7%
Consulting fees	342	1,420	(1,078)	(76)%
Professional fees	716	872	(156)	(18)%
General and administration	2,749	1,834	915	50%
Other income (expenses), net	6	(5,698)	5,704	100%
Loss from discontinued operations	-	(730)	730	(100)%
Net income (loss)	$(3,461)	$(8,627)

Comparison of the results of operations for the three months ended March 31, 2022, compared to the three months ended March 31, 2021

The Company had net revenues during the three months ended March 31, 2022, of $4,136 compared with $5,489 for the comparable period of 2021, the decrease in revenue was primarily related to a decrease in flower sales related to general market conditions.

Cost of goods for the three months ended March 31, 2022, amounted to $3,796 compared to $3,562 in the comparable period of the prior year. These costs include both the cost of finished product purchased for retail and the cost of cultivation and processing for the grow facilities and sold at the wholesale level.

In the three months ended March 31, 2022, we incurred consulting costs of $342 compared to $1,420 in the comparable period of the prior year. The decrease in consulting fees was attributed to a decrease in stock-based consulting expenses.

In the three months ended March 31, 2022, we incurred professional fees of $716 compared to $872 in the comparable period of the prior year. Those fees are primarily for legal, accounting, and related services that pertains to our being a public company in both the United States and Canada.

In the three months ended March 31, 2022, we incurred general and administrative costs of $2,749 compared to $1,834. This increase relates primarily to an increase in costs related to insurance, office expenses, and salaries due to the acquisition of entities coupled with the growth of the Company.

	For the Six Months Ended March 31,		Change
($ in thousands)	2022	2021	$	%
Gross Revenue	$9,755	$13,517	(3,762)	(28)%
Discounts and returns	(1,409)	(2,759)	(1,349)	(49)%
Cost of goods sold	7,191	7,021	170	2%
Consulting fees	529	2,062	(1,533)	(74)%
Professional fees	1,992	1,786	206	12%
General and administration	6,189	4,896	1,293	26%
Impairment of intangibles	795	-	795	100%
Other income (expenses), net	2,447	(6,034)	8,481	141%
Loss from discontinued operations	(1,745)	(864)	(881)	(102)%
Net loss	$(7,648)	$(11,905)

Comparison of the results of operations for the six months ended March 31, 2022, compared to the six months ended March 31, 2021

The Company had net revenues during the six months ended March 31, 2022, of $8,346 compared with $10,758 for the comparable period of 2021, the decrease in revenue was primarily related to a decrease in flower sales related to general market conditions.

Cost of goods for the six months ended March 31, 2022, amounted to $7,191 compared to $7,021 in the comparable period of the prior year. These costs include both the cost of finished product purchased for retail and the cost of cultivation and processing for the grow facilities and sold at the wholesale level.

In the six months ended March 31, 2022, we incurred consulting costs of $529 compared to $2,062 in the comparable period of the prior year. We mitigated our consulting expenses which were stock based the prior year.

In the six months ended March 31, 2022, we incurred professional fees of $1,992 compared to $1,786 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services relating to our being a public company in both the United States and Canada.

In six months ended March 31, 2022, we incurred general and administrative costs of $6,189 compared to $4,896, these costs include payroll, depreciation and amortization, insurance, rent expense and other general costs. We expect that these costs will increase as we increase our operations.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of $1,260 as of March 31, 2022. On April 13, 2022, the Company closed on a stock purchase and note purchase agreement to sell its minority equity ownership interest in its Massachusetts cannabis license for a total of $1.65 million in cash.

Subsequent to March 31, 2022, the Company completed a private placement of a $500,000 unsecured promissory note and 500,000 common share purchase warrants to an arm’s length lender. The Note becomes due and payable in three months, subject to extension by the Company for an additional three months upon payment of a $5,000 extension fee to the lender. The Note bears interest at rate of 10% per annum payable at maturity. The Company may prepay the outstanding principal amount of the obligation together with all accrued and unpaid interest, without penalty, at any time prior to the maturity date of the note. Each warrant entitles the holder thereof to purchase one common share at a price of 0.07 for a period of thirty-six (36) months after closing.

Cash Flow

For the six months ended March 31, 2022, and 2021

Net cash flows used in operating activities was $3,995 for the six months ended March 31,2022 as compared net cash flow used in operating activities to $4,825 for the six months ended March 31, 2021, a change of $830.

● Net cash flow used in operating activities for the six months ended March 31, 2022 primarily reflected a net loss of $7,648 adjusted for the add-back of non-cash items consisting of loss from discontinued operations of $1,745, depreciation and amortization of approximately $876, stock-based compensation and consulting expense of approximately $892, amortization of debt discount of $10, amortization of intangible assets of $435, impairment of investments of $288, offset by a decrease in warrant liability of $1,931, foreign currency translation adjustment of $27, a gain from disposal of a subsidiary of $831, change operating assets and liabilities consisting of an increase in accounts receivable of $50, an increase in inventory of $58, an increase in accounts payable and accrued expenses of $348, and a decrease in prepaids of $217, a decrease in other assets of $61, and a decrease in other assets of $1,284. Net cash flow used in operating activities for the six months ended March 31, 2021 primarily reflected a net loss of $11,905 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $918, stock-based compensation expense of $3,406, non-cash rent and interest $331, amortization of debt discount of $608, and a change in foreign currency translation of $20, offset by a gain in sale of equity method investments of $200, a change in the fair value of derivative and warrant liabilities of $5,946, an increase in accounts receivable of $96, an increase of inventory of $630, a change in operating assets and liabilities consisting of an increase in accounts payable and accrued expenses of $2,197, an increase in prepaid expenses and other operating assets of $2,336.

● Net cash flow used in investing activities for the six months ended March 31, 2022, amounted to $4 and consisted of $195 used in the purchase of property and equipment. Additionally, a net of $200 was provided by investments, and $1 related to repayment of a related party. Net cash flow used in investing activities for the six months ended March 31, 2021, amounted to $332 and consisted of $279 used in the purchase of property and equipment. Additionally, a net of $250 was used in investments, and $197 provided by an investment in equity method investees.

● Net cash provided by financing activities was $213 for the six months ended March 31, 2022, as compared to $7,633 for the six months ended March 31, 2021. During the six months ended March 31, 2022, we received proceeds of $285 for the issuance of common shares, offset by repayments of $498 of notes payable. During the six months ended March 31, 2021, we received proceeds from notes payable and advances of $22 and proceeds of $9,804 for the issuance of common shares. Additionally, an offset of $1,242 of payment on notes payable was incurred and $951 for the forgiveness of debt.

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

An impairment expense of approximately $795,000 was recorded for the six months ended March 31, 2022. During the six months ended March 31, 2021, the Company determined that no impairment was required.

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

During the six months ended March 31, 2022, and 2021, the Company determined that there were $0 and $0 losses related to the impairment of goodwill and intangible assets, respectively.

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

As of March 31, 2022, the Company has acquired interests in several entities. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States. As of March 31, 2022, Company estimates that its investees will need up to approximately $500,000 to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of March 31, 2022. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. To the best of our knowledge, as of May 10, 2022, the Company was not a party to any other material litigation, claim or suit whose outcome could have a material effect on the Company’s financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Stem between January 1, 2022 and March 31, 2022:

	Security	No. Shares
Compensation	Common Stock	1,000,000

All of the aforementioned shares were issued by the Company pursuant to an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d- 14(a) of the Securities Exchange Act of 1934, as amended

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEM HOLDINGS, INC.

May 16, 2022	By:	/s/ Matthew Cohen
Matthew Cohen, President, Chief Executive Officer and Chief Financial Officer

