Form 10-Q
period 2022-06-30
Stem Holdings, Inc.
filed 2022-08-15
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2022

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

There were 226,259,085 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 10, 2022.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

STEM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	June 30,	September 30,
	2022	2021
	(unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$3,400	$5,464
Accounts receivable, net of allowance for doubtful accounts	260	260
Note receivable	3	430
Inventory	3,105	3,126
Prepaid expenses and other current assets	1,000	2,187
Assets held for sale	-	9,324
Total current assets	7,768	20,791

Property and equipment, net	9,446	12,598
Investment in equity method investees	-	1,008
Investments in affiliates	-	230
Deposits and other assets	13	13
Right of use asset	7,041	4,235
Intangible assets, net	10,201	10,856
Goodwill	7,429	7,429
Due from related party	28	28
Total assets	$41,926	$57,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	2,356	2,547
Convertible notes, net	1,723	2,940
Convertible notes, net related party	-	223
Current maturities of long-term debt	400	-
Short term notes and advances	733	650
Due to related party	-	1
Derivative liability	340	-
Lease liability	570	467
Warrant liability	94	2,277
Liabilities held for sale	-	6,801
Total current liabilities	6,216	15,906

Lease liability - long term	6,627	3,855
Finance liability	-	1,093
Long-term debt, mortgages	1,825	2,100
Total liabilities	14,668	22,954

Commitments and contingencies (Note 17)	-	-

Shareholders’ equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of June 30, 2022 and September 30, 2021	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of June 30, 2022 and September 30, 2021	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized; 224,406,856 and 230,738,620 shares issued, issuable and outstanding as of June 30, 2022 and September 30, 2021, respectively	224	230
Additional paid-in capital	148,320	148,249
Stock subscription receivable	-	(135)
Accumulated deficit	(122,746)	(115,750)
Total Stem Holdings stockholder’s equity	25,798	32,594
Noncontrolling interest	1,460	1,640
Total shareholders’ equity	27,258	34,234
Total liabilities and shareholders’ equity	$41,926	$57,188

*	Derived from audited information

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STEM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021

Revenues	$4,171	$5,428	$12,517	$16,186
Cost of goods sold	3,500	3,948	10,691	10,969
Gross Profit	671	1,480	1,826	5,217

Operating expenses:
Consulting fees	104	614	633	2,676
Professional fees	551	849	2,543	2,635
General and administration	2,555	3,489	8,745	8,385
Impairment of intangible assets	-	-	795	-
Total operating expenses	3,210	4,952	12,716	13,696
Loss from operations	(2,539)	(3,472)	(10,890)	(8,479)

Other income (expenses), net
Interest expense	(247)	(243)	(605)	(1,598)
Change in fair value of derivative liability	-	199	-	441
Change in fair value of warrant liability	357	6,422	2,287	234
Foreign currency exchange gain (loss)	89	50	62	29
Other income	2,009	715	2,110	2,003
Gain on extinguishment of debt	803	-	803	-
Other loss	-	-	(30)	-
Gain from disposal of subsidiary	-	-	831	-
Total other income	3,011	7,143	5,458	1,109

Income (loss) from continuing operations	472	3,671	(5,432)	(7,370)
Loss from discontinued operations, net of tax	-	(1,082)	(1,745)	(1,946)
Net income (loss)	$472	$2,589	$(7,177)	$(9,316)

Net loss attributable to non-controlling interest	(68)	(65)	(180)	(170)

Net income (loss) attributable to Stem Holdings	$540	$2,654	$(6,997)	$(9,146)

Net income (loss) per share:
Basic and diluted net income (loss) from continuing operations, per share	$0.00	$0.01	$(0.02)	$(0.06)
Basic and diluted net income (loss) from discontinued operations, per share	$0.00	$0.00	$(0.01)	$(0.01)
Basic and diluted net income (loss), per share	$0.00	$0.01	$(0.03)	$(0.07)
Weighted-average shares outstanding
Basic	224,607,322	208,137,694	226,199,289	138,026,212
Diluted	224,607,322	285,450,257	226,199,289	138,026,212

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STEM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(in thousands, except share amounts)

						Total Stem
	Common Stock		Additional Paid-in	Subscription	Accumulated	Holdings Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity	Interest	Equity
Balance as of September 30, 2021	229,988,620	230	148,249	(135)	(115,750)	32,594	1,640	34,234
Common stock issued for cash	3,223,611	3	282	-	-	285	-	285
Issuance of common stock in connection with consulting agreement	130,000	-	30	-	-	30	-	30
Stock based compensation	1,000,000	1	219	-	-	220	-	220
Issuance of common stock related to interest expense	555,953	1	66	-	-	67	-	67
Common stock cancelled related to discontinued operations	(11,506,700)	(12)	(1,169)	135	-	(1,046)	-	(1,046)
Issuance of options in connection with employment agreement	-	-	292	-	-	292	-	292
Net loss	-	-	-	-	(4,064)	(4,064)	(123)	(4,187)
Balance as of December 31, 2021	223,391,484	$223	$147,969	$-	$(119,814)	$28,378	$1,517	$29,895
Issuance of common stock in connection with employment agreement	1,000,000	1	67	-	-	68	-	68
Stock based compensation
Issuance of common stock related to interest expense	-	-	-	-	-	-	-	-
Common stock cancelled related to discontinued operations	-	-	-	-	-	-	-	-
Issuance of warrants in connection with consulting agreement	-	-	158	-	-	158	-	158
Issuance of options in connection with employment agreement	-	-	19	-	-	19	-	19
Net loss	-	-	-	-	(3,472)	(3,472)	11	(3,461)
Balance as of March 31, 2022	224,391,484	$224	$148,213	$-	$(123,286)	$25,151	$1,528	$26,679
Issuance of common stock related to interest expense	15,372	-	1	-	-	1	-	1
Issuance of options in connection with employment agreement	-	-	94	-	-	94	-	94
Issuance of warrants in connection with extension of debenture maturity	-	-	12	-	-	12	-	12
Net gain (loss)	-	-	-	-	540	540	(68)	472
Balance as of June 30, 2022	224,406,856	$224	$148,320	$-	$(122,746)	$25,798	$1,460	$27,258

Balance as of September 30, 2020	68,258,745	$68	$76,310	$-	$(51,386)	$24,992	$1,840	$26,832
Issuance of common stock in connection with consulting agreement	1,569,570	2	587	-	-	589	-	589
Common stock to be issued	6,833,069	7	2,863	-	-	2,870	-	2,870
Stock based compensation	1,868,750	2	560	-	-	562	-	562
Cancellation of common stock related to convertible notes	(525,400)	(1)	1	-	-	-	-	-
Issuance of common stock related to rent and interest expense	501,561	1	208	-	-	209	-	209
Issuance of subscription receivable	-	-	600	(600)	-	-	-	-
Issuance of warrants in connection with employment agreement	-	-	132	-	-	132	-	132
Issuance of options in connection with employment agreement	-	-	61	-	-	61	-	61
Acquisition of Driven Deliveries, Inc.	101,968,944	101	43,224	(135)	-	43,190		43,190
Net loss	-	-	-		(3,188)	(3,188)	(91)	(3,279)
Balance as of December 31, 2020	180,475,239	$180	$124,546	$(735)	$(54,574)	$69,417	$1,749	$71,166
Issuance of common stock in connection with consulting agreement	1,262,500	1	1,096	-	-	1,097	-	1,097
Issuance of common stock in connection with convertible debt	4,054,206	4	2,071	-	-	2,075	-	2,075
Issuance of common stock in connection with deposit for an asset acquisition	300,000	-	210	-	-	210	-	210
Stock based compensation	1,464,009	1	867	-	-	868	-	868
Issuance of common stock related to interest expense	164,366	1	121	-	-	122	-	122
Issuance of warrants in connection with employment agreement	-	-	18	-	-	18	-	18
Issuance of options in connection with employment agreement	-	-	78	-	-	78	-	78
Issuance of common stock related to settlement payment	500,000	1	5,439	-	-	5,440	-	5,440
Issuance of common stock related to Private Placement Memorandum, net	5,263,996	5	2,060	-	-	2,065	-	2,065
Issuance of common stock related to Prospectus	2,333,990	2	1,000	-	-	1,002	-	1,002
Net loss	-	-	-	-	(8,612)	(8,612)	(14)	(8,626)
Balance as of March 31, 2021	195,818,306	$195	$137,506	$(735)	$(63,186)	$73,780	$1,735	$75,515
Issuance of common stock related to cash purchase	1,465,117	1	629	-	-	630	-	630
Issuance of common stock in connection with consulting agreement	950,000	1	524	-	-	525	-	525
Stock based compensation	581,750	1	245	-	-	246	-	246
Issuance of common stock in connection with convertible debt	5,426,053	5	2,832	-	-	2,837	-	2,837
Issuance of common stock related to exercise of options	10,000	-	1	-	-	1	-	1
Issuance of common stock related to Private Placement Memorandum, net	58,140	-	-	-	-	-	-	-
Issuance of common stock in related to commission expense	90,909	-	40	-	-	40	-	40
Cancellation of common stock related to investments	(694,233)	-	1	-	-	1	-	1
Issuance of options in connection with employment agreement	-	-	35	-	-	35	-	35
Issuance of warrants in connection with employment agreement	-	-	71	-	-	71	-	71
Issuance of common stock related to Prospectus	16,942,350	17	7,259	-	-	7,276	-	7,276
Recognition of non-controlling interest related to asset acquisition	-	-	462	-	-	462	(227)	235
Share exchange agreement adjustment	-	-	-	-	-	-	257	257
Net loss	-	-	-	-	2,655	2,655	$(66)	2,589
Balance as of June 30, 2021	220,648,392	$220	$149,605	$(735)	$(60,531)	$88,559	$1,699	$90,258

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STEM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(7,177)	$(9,316)
Loss from discontinued operations, net of tax	1,745	1,946
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	691	2,073
Issuance of common stock in connection with consulting agreements	188	2,211
Issuance of common stock related to rent and interest expense	1	331
Impairment of investments	288	-
Depreciation and amortization	1,247	1,370
Amortization of intangible assets	655	2,375
Gain on extinguishment of debt	(803)	-
Amortization of debt discount	13	606
Gain on sale of equity method investments	-	(200)
Recognition of derivative liability	-	(441)
Change in fair value of warrant liability	(2,183)	(234)
Foreign currency adjustment	(62)	(29)
Gain from disposal of subsidiary	(831)	-
Gain on sale of property	(1,155)	(766)
Other	103	209
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	-	106
Prepaid expenses and other current assets	217	(2,828)
Inventory	21	(818)
Other assets	1,402	-
Accounts payable and accrued expenses	(124)	(3,248)
Net cash used in continuing operating activities	(5,764)	(6,653)
Net cash provided by (used in) discontinued operating activities	340	(1,946)
Net cash used in operating activities	(5,424)	(8,599)

Cash flows from investing activities
Investment in equity method investees, Michigan & Massachusetts	-	250
Purchase of property and equipment	(206)	(425)
Project costs	-	(179)
Sale of property	2,173	1,505
Cash received related to sale of equity method investment	1,651	-
Issuance of note receivable	-	(560)
Investments	(288)	-
Related party payments	(1)	-
Net cash provided by continuing investing activities	3,329	591
Net cash provided by investing activities	3,329	591

Cash flows from financing activities
Proceeds from the issuance of common stock	285	17,713
Notes payable and advanced proceeds	625	-
Repayments of notes payable and advances	-	(63)
PPP and debt forgiveness	-	(1,031)
Repayments of notes payable	(879)	(1,634)
Net cash provided by financing activities from continuing operations	31	14,985
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	31	14,985

Net (decrease) increase in cash and cash equivalents	(2,064)	6,977
Cash and cash equivalents at the beginning of the period	5,464	2,129
Cash and cash equivalents at the end of the period	$3,400	$9,106

Supplemental disclosure of cash flow information:
Cash paid for interest	$308	$1,063
Cash paid for taxes	$-	$-
Supplemental disclosure of noncash activities:

Non-cash repayment of finance liability	$1,092	$-
Financed Insurance	$449	$373
Interest paid in the form of common stock	$67	$-
Issuance of common stock related to separation agreement	$-	$290
Conversion of debt and accrued interest to equity	$-	$4,913
Issuance of common stock for settlement	$-	$5,440
Refinancing of mortgage	$-	$1,100

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

The Company purchases, improves, leases, operates, and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, and California. As of June 30, 2022, Stem had ownership interests in 23 state issued cannabis licenses including nine (9) licenses for cannabis cultivation, three (3) licenses for cannabis processing, two (2) licenses for cannabis wholesale distribution, three (3) licenses for hemp production and (6) cannabis dispensary licenses.

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

Going Concern

On June 30, 2022, the Company had approximate balances of cash and cash equivalents of 3.4 million, and working capital of approximately $1.6 million, and an accumulated deficit of $123 million.

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The United States federal government regulates drugs in large part through the Controlled Substances Act or CSA. Marijuana, which refers to certain parts and derivatives of the cannabis plant, is classified as a Schedule I controlled substance. As a Schedule I controlled substance, the federal Drug Enforcement Agency, or DEA, considers marijuana to have a high potential for abuse, no currently accepted medical use in treatment in the United States, and a lack of accepted safety for use of the drug under medical supervision. According to the U.S. federal government, cannabis having a concentration of tetrahydrocannabinol, or THC, greater than 0.3% is marijuana. Cannabis with a THC content below 0.3% is classified as hemp. The scheduling of marijuana as a Schedule I controlled substance is inconsistent with what we believe to be widely accepted medical uses for marijuana by physicians, researchers, customers, and others. Moreover, as of December 31, 2021, and despite the conflict with U.S. federal law, at least 36 states, the District of Columbia, the Commonwealth of the Northern Mariana Islands, Guam, Puerto Rico, and the U.S. Virgin Islands have legalized marijuana for medical use. Eighteen of those states and the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam have legalized the adult use of cannabis for recreational purposes. In November 2020, voters in Arizona, Montana, New Jersey, and South Dakota voted by referendum to legalize marijuana for adult use, and voters in Mississippi and South Dakota voted to legalize marijuana for medical use, although South Dakota’s adult-use measure has been declared unconstitutional by the State Supreme Court. In 2021, the states of Connecticut, New Mexico, New York, and Virginia enacted laws legalizing the adult use of cannabis.

Marijuana is largely regulated at the state level in the United States. State laws regulating marijuana conflict with the CSA, making marijuana use and possession federally illegal. Although certain states and territories of the United States authorize medical or adult-use marijuana production and distribution by licensed or registered entities, under United States federal law, the possession, use, cultivation, and transfer of marijuana and any related drug paraphernalia is illegal. Although our activities are compliant with the applicable state and local laws in those states where we maintain such licenses, strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under United States federal law nor provide a defense to any federal criminal action that may be brought against us.

In 2013, as more and more states began to legalize medical and/or adult-use marijuana, the federal government attempted to provide clarity on the incongruity between federal law and these state-legal regulatory frameworks. Until 2018, the federal government provided guidance to federal agencies and banking institutions through a series of DOJ memoranda. The most notable of this guidance came in the form of a memorandum issued by former U.S. Deputy Attorney General James Cole on August 29, 2013, which we refer to as the Cole Memorandum.

The Cole Memorandum offered guidance to federal agencies on how to prioritize civil enforcement, criminal investigations, and prosecutions regarding marijuana in all states and quickly set a standard with which marijuana-related businesses would comply. The Cole Memorandum put forth eight prosecution priorities:

1. Preventing the distribution of marijuana to minors;

2. Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs, and cartels;

3. Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;

4. Preventing the state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

5. Preventing violence and the use of firearms in the cultivation and distribution of marijuana;

6. Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;

7. Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and

8. Preventing marijuana possession or use on federal property.

On January 4, 2018, former United States Attorney General Sessions rescinded the Cole Memorandum by issuing a new memorandum to all United States Attorneys, which we refer to as the Sessions Memo. Rather than establishing national enforcement priorities particular to marijuana-related crimes in jurisdictions where certain marijuana activity was legal under state law, the Sessions Memo simply rescinded the Cole Memorandum and other Department of Justice memorandums providing prosecutorial guidance on state and tribally authorized medical and adult-use cannabis activities and instructed that “[i]n deciding which marijuana activities to prosecute... with the [DOJ’s] finite resources, prosecutors should follow the well- established principles that govern all federal prosecutions.” Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecution, the interests of victims, and other principles.

On January 21, 2021, Joseph R. Biden, Jr. was sworn in as President of the United States. President Biden’s Attorney General, Merrick Garland, was confirmed by the United States Senate on March 10, 2021. It is not yet known whether the Department of Justice, under President Biden and Attorney General Garland, will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. During his Senate confirmation, Merrick Garland told Senator Cory Booker (D-NJ), “It does not seem to me useful the use of limited resources that we have to be pursuing prosecutions in states that have legalized and are regulating the use of marijuana, either medically or otherwise.” Such statements are not official declarations or policies of the DOJ and are not binding on the DOJ, any United States Attorney, or the United States federal courts. Substantial uncertainty regarding United States federal enforcement remains. To date, there have been no new federal cannabis memorandums issued by the Biden Administration or any published change in federal enforcement policy.

Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned or that local government authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to marijuana (and as to the timing or scope of any such potential amendments, there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole Memorandum, enforcement priorities are determined by respective United States Attorneys.

As an industry best practice, despite the rescission of the Cole Memorandum, we abide by the following standard operating policies and procedures, which are designed to ensure compliance with the guidance provided by the Cole Memorandum:

1. Continuously monitor our operations for compliance with all licensing requirements as established by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions;

2. Ensure that our cannabis-related activities adhere to the scope of the licensing obtained (for example: in the states where cannabis is permitted only for adult-use, the products are only sold to individuals who meet the requisite age requirements);

3. Implement policies and procedures to prevent the distribution of our cannabis products to minors;

4. Implement policies and procedures in place to avoid the distribution of the proceeds from our operations to criminal enterprises, gangs, or cartels;

5. Implement an inventory tracking system and necessary procedures to reliably track inventory and prevent the diversion of cannabis or cannabis products into those states where cannabis is not permitted by state law or across any state lines in general;

6. Monitor the operations at our facilities so that our state-authorized cannabis business activity is not used as a cover or pretense for trafficking of other illegal drugs or engaging in any other illegal activity; and

7. Implement quality controls so that our products comply with applicable regulations and contain necessary disclaimers about the contents of the products to avoid adverse public health consequences from cannabis use and discourage impaired driving.

In addition, we frequently conduct background checks to confirm that the principals and management of our operating subsidiaries are of good character and have not been involved with other illegal drugs, engaged in illegal activity or activities involving violence, or the use of firearms in the cultivation, manufacturing, or distribution of cannabis. We also conduct ongoing reviews of the activities of our cannabis businesses, the premises on which they operate, and the policies and procedures related to the possession of cannabis or cannabis products outside of the licensed premises.

Moreover, in recent years, certain temporary federal legislative enactments that protect the medical marijuana and hemp industries have also been in effect. For instance, certain marijuana businesses receive a measure of protection from federal prosecution by operation of temporary appropriations measures that have been enacted into law as amendments (or “riders”) to federal spending bills passed by Congress and signed by Presidents Obama, Trump, and, most recently, President Biden. For instance, in the Appropriations Act of 2015, Congress included a budget “rider” that prohibits DOJ from expending any funds to enforce any law that interferes with a state’s implementation of its own medical marijuana laws. The rider originally known as the “Rohrbacher-Farr” Amendment after its original lead sponsors is now known as the “Joyce” Amendment after its current sponsor. Originally, a Republican-controlled House and Democratic-controlled Senate passed the Rohrbacher-Farr Amendment. The bill was “a bipartisan appropriations measure that looks to prohibit the DEA from spending funds to arrest state-licensed medical marijuana patients and providers.” Subsequently, the rider t has been included in multiple budgets passed by successive Congresses controlled by both major political parties. Most recently, on February 18, 2022, the Amendment was renewed through the signing of an additional stopgap spending bill, H.R.6617 - Further Additional Extending Government Funding Act, effective through March 11, 2022. While the Amendment has been included in successive appropriations legislation or resolutions since 2015, its inclusion or non-inclusion is subject to political change.

Notably, Joyce Amendment has applied only to medical marijuana programs and has not provided the same protections to enforcement against adult-use activities. If the Amendment is no longer in effect, the risk of federal enforcement and override of state marijuana laws would increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed financial statements included herein are unaudited. Such financial statements, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the year ending September 30, 2022, or for any other period. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and because of this, for further information, readers should refer to the financial statements and footnotes included in its Form 10-K for the fiscal year ended September 30, 2021, filed on January 13, 2022. The Company believes that the disclosures are adequate to make the interim information presented not misleading

Use of Estimates

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

The accompanying consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly owned subsidiaries, Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Holdings Agri, Inc., Stem Oregon Acquisitions 2 Corp., Stem Oregon Acquisitions 3 Corp., Stem Oregon Acquisitions 4 Corp., 7LV USA Corporation, and Stem Oregon Acquisitions 1 Corp., and Driven Deliveries, Inc., which was divested. In addition, the Company has consolidated YMY Ventures, WCV, LLC and NVD RE, Inc. under the variable interest requirements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is primarily maintained in checking accounts. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. As of June 30, 2022, and September 30, 2021, the Company had no cash equivalents or short-term investments. The Company has not experienced any losses on deposits of cash and cash equivalents.

Accounts Receivable

Accounts receivable is shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. As of June 30, 2022, the reserve for doubtful accounts was approximately $74,000.

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

An impairment expense of $795 thousand was recorded for the nine months ended June 30, 2022. During the nine months ended June 30, 2021, the Company determined that no impairment was required.

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

During the nine months ended June 30, 2022, the Company recorded $0 of investee losses.

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

During the nine months ended June 30, 2022, and 2021, the Company determined that there were not any losses related to the impairment of goodwill and intangible assets, respectively.

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

In December 2020, the Company issued a significant number of new shares in its acquisition of Driven (see Note . The effect of these issuances is most likely, the Company and Driven have experienced the requisite change of control as promulgated under the US Internal Revenue Code section 382. The effect of this will be that going forward, the ability of the Company and Driven to utilize their respective U.S. Federal net operating loss carryforwards from prior to December 29, 2020, will be limited in its usage. In order to determine the specific effect, the Company must perform the computations required under the Internal Revenue Code, which have not yet been performed. The Company expects it will perform the required computations in the coming fiscal year. On December 15, 2021, pursuant to a Share Exchange Agreement, the Company sold Driven Deliveries and its subsidiaries to the shareholders of Budee, Inc. in a transaction which the Company fully divested all of its interests in Driven Deliveries and all of its subsidiaries. Included in the terms of the Share Exchange Agreement, the shareholder of Budee, Inc., and prior officer of Driven Deliveries returned approximately 11.5 million shares of the Company’s common stock and assumed approximately $7.1 million of the Companies liabilities. Notwithstanding, the Company continues to be responsible for approximately $210,000 of accounts payable assumed in the acquisition of Driven Deliveries.

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

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on June 30, 2022, for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Lease costs were approximately $331,000 and $860,000, respectively for the three and nine months ended June 30, 2022, and approximately $337,000 and $763,000, respectively for the three and nine months ended June 30, 2021. The Company has ten operating leases consisting with remaining lease terms ranging from 10 months to 181 months.

Lease Costs

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2022	2021
Components of total lease costs:
Operating lease expense	$860	$763
Total lease costs	$860	$763

Lease positions as of June 30, 2022

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated condensed balance sheet as follows:

June 30, 2022
Assets
Right of use asset	$7,041
Total assets	$7,041

Liabilities
Operating lease liabilities – short term	$570
Operating lease liabilities – long term	6,627
Total lease liability	$7,197

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	12.33
Weighted average discount rate – operating lease	11.00%

Cash Flows

Nine Months Ended
June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	$860
Cash paydowns of operating liability	$(860)

The future remaining minimum lease payments under the leases are as follows for the years ended September 30:

2022	$599
2023	1,386
2024	1,189
2025	1,088
2026	1,060
Thereafter	8,983
Total future minimum lease payments	14,305
Less: Lease imputed interest	(7,108)
Total	$7,197

Disaggregation of Revenue

For the period ended June 30, 2022, revenue reported was primarily from the sale of cannabis and related products accounted for under ASC 606.

The following table illustrates our revenue by type related to the three months ended June 30, 2022, and 2021 respectively:

Three Months Ended June 30,	2022	2021
Revenue
Wholesale	$1,126	$1,555
Retail	3,630	5,637
Rental	-	8
Other	66	78
Total revenue	4,822	7,278
Discounts and returns	(651)	(1,850)
Net Revenue	$4,171	$5,428

The following table illustrates our revenue by type related to the nine months ended June 30, 2022, and 2021 respectively:

Nine Months Ended June 30,	2022	2021
Revenue
Wholesale	$3,256	$3,879
Retail	11,217	16,334
Rental	-	17
Product Sales	-	229
Other	106	336
Total revenue	14,579	20,795
Discounts and returns	(2,062)	(4,609)
Net Revenue	$12,517	$16,186

Geographical Concentrations

As of June 30, 2022, the Company is primarily engaged in the production and sale of cannabis, which is only legal for recreational use in 15 states and D.C., with lesser legalization, such as for medical use in an additional 21 states and D.C., as of the time of these consolidated financial statements. In addition, the United States Congress has passed legislation, specifically the Agriculture Improvement Act of 2018 (also known as the “Farm Bill”) that has removed production and consumption of hemp and associated products from Schedule 1 of the Controlled Substances Act.

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of June 30, 2022, and September 30, 2021, are as follows:

	June 30,	September 30,
Potentially dilutive share-based instruments:	2022	2021
Convertible notes	37,059,926	3,696,311
Options to purchase common stock	6,030,685	7,140,447
Unvested restricted stock awards	-	-
Warrants to purchase common stock	65,783,059	62,965,833
	108,873,670	73,802,591

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was approximately $47 thousand and $430 thousand three months ended June 30, 2022, and 2021, respectively. Advertising expense was approximately $217 thousand and $749 thousand for nine months ended June 30, 2022, and 2021, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard was adopted as of October 1, 2020. As of June 30, 2022, the Company recognized additional operating liabilities of approximately $7.2 million, with corresponding ROU assets of approximately $7.0 million.

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

3. Discontinued Operations, Assets and Liabilities Held for Sale

Discontinued Operations

On December 15, 2021, pursuant to a Share Exchange Agreement, the Company sold Driven Deliveries and its subsidiaries to the shareholders of Budee, Inc. in a transaction which the Company fully divested all of its interests in Driven Deliveries and all of its subsidiaries. Included in the terms of the Share Exchange Agreement, the shareholder of Budee, Inc., and prior officer of Driven Deliveries returned approximately 11.5 million shares of the Company’s common stock and assumed approximately $7.1 million of the Companies liabilities. Notwithstanding, the Company continues to be responsible for approximately $210,000 of accounts payable assumed in the acquisition of Driven Deliveries.

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

The following table presents the operating results related to the divestiture of Driven Deliveries; Inc. (in thousands):

	Nine Months Ended June 30,
	2022	2021

Revenues	$3,805	$10,387
Cost of goods sold	3,772	9,372
Gross Profit	33	1,015

Operating expenses:
Consulting fees	4	111
Professional fees	24	201
General and administration	1,749	2,830
Total operating expenses	1,777	3,142
Loss from operations	(1,744)	(2,127)

Other income (expenses)
Interest expense	(1)	-
Other income	-	181
Total other income (expense)	(1)	181
Net loss	$(1,745)	$(1,946)

4. Property, Plant & Equipment

Property and equipment consist of the following (in thousands):

	June 30,	September 30,
	2022	2021

Land	$1,151	$1,451
Automobiles	93	74
Signage	19	19
Furniture and equipment	2,588	3,033
Leasehold improvements	3,532	3,474
Buildings and property improvements	7,460	10,126
Computer software	59	56
	14,902	18,233
Accumulated depreciation	(5,456)	(5,635)
Property and equipment, net	$9,446	$12,598

Depreciation expense was approximately $400 thousand and $500 thousand for the three months ended June 30, 2022, and 2021, respectively. Depreciation expense was approximately $1.3 and $1.4 million for the nine months ended June 30, 2022, and 2021, respectively. Depreciation expense is included in general and administrative expense.

5. Inventory

Inventory consists of the following (in thousands):

	June 30,	September 30,
	2022	2021

Raw materials	$682	$866
Work-in-progress	718	543
Finished goods	1,705	1,717
Total Inventory	$3,105	$3,126

Raw materials and work-in-progress include the costs incurred for cultivation materials and live plants. Finished goods consists of cannabis products sent to retail locations or ready to be sold. No inventory reserve was recorded for the periods ended June 30, 2022, and September 30, 2021, due to management’s assessment of the inventory on hand.

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets are assets and payments previously made, that benefit future periods. The balance as of June 30, 2022, includes the Employee Retention Tax Credit (“ERTC”) program from the U.S Treasury, as part of the COVID-19 stimulus package. During the fiscal year ended September 30, 2021, the Company applied for certain ERTC credits in the approximate amount of $5.1 million, which is reflected within the Statement of Operations as a reduction to general and administration expense. The remaining balance of the ERTC receivable was approximately $200,000 as of June 30, 2022.

Prepaid and other current assets comprised of the following:

	June 30,	September 30,
	2022	2021

Prepaid expenses	$574	$732
ERTC credits	200	605
Deposits and other current assets	226	850

Total prepaid expenses and other current assets	$1,000	$2,187

7. Equity method investments

Tilstar Medical, LLC

In April 2019, the Company entered into an agreement to acquire 48% of the membership interest of Tilstar Medical, LLC (“TIL”). TIL is a startup operation located in Laurel, Maryland and owns a project management company which assists in procuring licenses for the production and sale of cannabis. The purchase price for the 48% interest was $550,000 to capitalize TIL which under the operating agreement occurs upon the execution of the agreement. As of September 30, 2019, the Company had funded the $550,000 and accounted for its investment using the equity method of accounting. The Company was not made aware at time of its investment in the type and magnitude of expenses that would be funded with its investment capital and is currently in the process of renegotiating the terms of the operating agreement. During the year ended September 30, 2019, Tilstar Medical along with its partner, Stem Holdings, Inc. received a letter from the Maryland Medical Cannabis commission with notification that we received stage one pre-approval for a processor license. The Companies application ranked amongst the top nine highest scoring applications for a medical cannabis processor license. Final awards will be issued during calendar year 2021. During the three and nine months ended June 30, 2021, the Company did not recognize a loss on investment related to TIL. During the three and nine months ended June 30, 2021, the Company recognized a minimal loss on investment related to TIL. During the nine months ended June 30, 2022, the Company recorded impairment expense of approximately $288,000 related to its investment in TIL.

Community Growth Partners, Inc

On January 6, 2020, the Company issued a convertible promissory note to Community Growth Partners Holdings, Inc., (“CGS”) which will act as a line of credit. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding principal together with interest on the unpaid principal balance upon the date that is twelve months after the effective date and shall be payable as follows: (a)The Company agrees to make several loans to CGS from time to time upon request of CGS in amounts not to exceed the principal sum of $2,000,000, (b) Payment of principal and interest shall be immediately available funds, (c) This note may be prepaid in whole or in part at any time without premium or penalty. Any partial prepayment shall be applied against the principal amount outstanding, (d) The unpaid principal amount outstanding under this note shall bear interest commencing upon the first advance at the rate of 10% per annum through the maturity date, calculated on the basis of a 365-day, until the entire indebtedness is fully paid, Upon the closing of a $2,000,000 financing by the Company, all of the principal and interest shall automatically convert into equity shares of CGS at the price obtained by the qualified financing. As of September 30, 2020, a portion of the note was converted into 7% equity. In March 2021, the balance of a note receivable was converted into an additional 6% equity leaving an equity investment of 13%. As of June 30, 2022, pursuant to a secondary stock purchase agreement, the Company sold its equity investment in CGS in consideration for $1.65 million in cash.

8. Note Receivable

On January 4, 2020, the Company issued a $355,000 promissory note to Community Growth Partners Holdings, Inc., (“CGS”). CGS is a cannabis license holder in Massachusetts. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding balance together with interest the date that is six months after the opening of the Great Barrington Dispensary which was opened September 2020. Pursuant to a note purchase agreement dated April 13, 2022, the Company sold the note for $150,000 thousand simultaneous with its equity investment in CGS in consideration for $1.65 million in cash.

On January 6, 2020, the Company issued a convertible non-negotiable revolving credit promissory note up to $2,500,000 with a four-year term to CGS. Subject to the terms and conditions of the note, CGS promises to pay the Company the lesser of $2,500,000 or the aggregate unpaid principal amount of the loan. In the period of January 2020 through August 2020 the Company advanced $899,700 related to the note. In September 2020, the Company converted $480,182 of the balance into approximately 7% ownership in CGS. In March 2021, the Company converted the remaining balance plus accrued interest of $30,000 into an additional 6% ownership interest in CGS. As of June 30, 2022, pursuant to a secondary stock purchase agreement, the Company sold its equity investment in CGS in consideration for $1.65 million in cash.

In September 2020 a former employee received funds on behalf of the Company. On October 1, 2020, the Company executed a $14,382 promissory note to memorialize and structure a plan to receive the funds from the individual. The note is non-interest bearing and is to be paid in equal monthly installments of $799 over an eighteen-month term with a maturity date of March 1, 2022. As of June 30, 2022, and September 30, 2021, the principal balance of the note was $3,196 and $7,990, respectively.

9. Consolidated Asset Acquisitions

YMY Ventures LLC

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY Ventures LLC (“YMY”). YMY is a startup operation located near Las Vegas, Nevada and owns licenses for the production and sale of cannabis. The purchase price for the 50% interest was $750,000, with the first $375,000 paid into escrow upon signing, with the final $375,000 due upon closing, which under the agreement occurs when the license is transferred by the Nevada Department of Taxation and receipt of approval in transfer of ownership by the Division of Public and Behavioral Health of the City of North Las Vegas. As of June 30, 2019, the Company had funded the $375,000 into escrow and had provided the joint venture with additional funds primarily in the form of payments for work performed to acquire four licenses from the Nevada Department of Taxation in the amount of approximately $690,238. As of February 28, 2019, the Nevada Department of Taxation approved the change of ownership for four medical and recreational cultivation and production licenses held by YMY Ventures now owned by Stem Holdings, Inc. Pursuant to the agreement, the escrowed amount of $375,000 was released and an additional payment of $67,500 was issued in August 2019. The balance of $307,500 was being held and negotiated with the partners due to the additional funds over and above the original obligation to provide tenant improvements of $650,000. As of June 30, 2022, the balance has been paid in full including interest and attorney’s fees.

NVD RE Corp.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD, which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. As of September 30, 2019, the Company paid $600,000 in cash for the real estate and not only fully funded its commitment but invested an additional $377,000 in capital over and above its original obligation. NVD used the funds provided to date by the Company to construct a cannabis indoor grow building and processing plant located near Las Vegas, Nevada and to continue the buildout of the property. The Company has no further commitment to fund the entity beyond its initial equity purchase commitment. NVD leases its facilities to YMY Ventures, LLC. In the fiscal year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. As of June 30, 2022, this obligation was paid in its entirety, and $400,000 in additional proceeds were received on new mortgage. In May 2020, the Company acquired an additional 26.25% interest in NVD by issuing 386,035 common shares at par value of $0.001 which resulted in a total investment of 63.75%.

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

Kaya Holdings, Corp.

On April 13, 2021, the Company executed an Investors’ Rights Agreement in conjunction with a Subscription Agreement with Kaya Holdings, Corp. The Company purchased 2,875,000 shares of Class B common stock of Kaya Holdings, Corp for a total investment of $230,000. In addition to the purchased Class B shares, the Company received 500,000 founder Class B shares resulting in a total of 3,375,000 Class B shares. For the period ended June 30, 2022, the Company, pursuant to a securities purchase agreement sold all of these shares to a third party for $200,000, incurring a loss of $30,000.

10. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows (in thousands):

	As of September 30, 2021
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non- Controlling Ownership %
NVD RE Corp.	$587	$(34)	$553	36.2%
Western Coast Ventures, Inc.	1,052	(210)	842	49.0%
YMY Ventures, Inc.	243	56	299	50.0%
Michigan RE 1, Inc.	-	(54)	(54)	49.0%
	$1,882	$(242)	$1,640

	As of June 30, 2022
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non- Controlling Ownership %
NVD RE Corp.	$553	$(29)	$524	36.2%
Western Coast Ventures, Inc.	842	$(3)	839	49.0%
YMY Ventures, Inc.	299	$4	303	50.0%
Michigan RE 1, Inc.	(54)	$(152)	(206)	49.0%
	$1,640	$(180)	$1,460

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

Purchase Price Allocation

As of September 17, 2021, the Company allocated the purchase consideration to the fair value of the assets acquired and liabilities assumed as summarized in the table below (in thousands):

Purchase Consideration

Stock Consideration	$2,381

Total Purchase Consideration	$2,381

Allocation of Purchase Consideration

Working Capital	$189

Fixed Assets	14

Customer Relationships	3

License	1,762

Tradename	206

Goodwill	207

Total Purchase Consideration	$2,381

The goodwill of $207,000 is not expected to be deductible for income tax expenses.

The following unaudited proforma condensed consolidated results of operations have been prepared as if the acquisition above occurred October 1, 2020.

	Three Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2021
Revenue	$4,878	$17,006
Net loss	$(3,811)	$(8,239)

The unaudited proforma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of October 1, 2020, nor are they necessarily indicative of the results that may occur in the future.

12. Intangible Assets, net

Intangible assets as of June 30, 2022, and September 2021 (in thousands):

	Estimated Useful Life	Cannabis Licenses	Tradename	Customer Relationship	Non- compete	Technology	Accumulated Amortization	Net Carrying Amount
Balance as September 30, 2021		$20,092	$951	$645	$220	$418	$(3,861)	$18,465
YMY Ventures	15	-	-	-	-	-	(37)	(37)
Western Coast Ventures, Inc.	15	-	-	-	-	-	-	-
Yerba Buena	3-15 years	-	-	-	-	-	(129)	(129)
Foothill (7LV)	15	-	-	-	-	-	(392)	(392)
Driven Deliveries	10-15 years	(9,315)	(413)	-	-	(413)	2,533	(7,608)
JV Retail 3	3-15 years	-	-	-	-	-	(27)	(27)
JV Retail 4	3-15 years	-	-	-	-	-	(26)	(26)
JV Extraction	10-15 years	-	-	-	-	-	(45)	(45)
Other	5	-	-	-	-	-	-	-
Balance as March 31, 2022		$10,777	$538	$645	$220	$5	$(1,984)	$10,201

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes. Amortization expense for the three and nine months ended June 30, 2022, was $220 and $659, respectively. Amortization expense for the three and nine months ended June 30, 2021, was $1,086 and $2,380, respectively.

The following table is the future remaining expected amortization for the fiscal years ended September 30:

2022	$183
2023	829
2024	829
2025	829
2026	829
Thereafter	6,702
$10,201

13. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30,	September 30,
	2022	2021
Accounts payable	1,866	$1,105
Accrued credit cards	18	25
Accrued interest	69	87
Accrued payroll	215	713
Accrued sales tax liability	13	148
Other	175	469
Total Accounts Payable and Accrued Expenses	$2,356	$2,547

14. Notes Payable and Advances

The following table summarizes the Company’s short-term notes and advances, acquisition note payable, due to related party loans, and long-term debt, mortgages as of June 30, 2022, and September 30, 2021:

	June 30,	September 30,
	2022	2021
Equipment financing	$22	$30
Insurance financing	264	261
Promissory note	447	359
Total notes payable and advances	$733	$650

Current portion of long-term debt	$400	$-

Long-term mortgages, net of current portion	1,825	2,100
Total long-term debt, net of current portion	$1,825	$2,100

Equipment financing

Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of June 30, 2022, and 2021, the obligation outstanding is $0 and $442, respectively. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note was secured by the equipment financed.

Pursuant to the Company’s acquisition of Yerba Buena the Company assumed a note payable obligation dated July 2017 related to a tractor which had a 60-month premium finance agreement. The principal amount was $28,905. The note bears no annual interest rate and requires the Company to make sixty monthly payments of $482 over the term of the note. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed. As of June 30, 2022, the obligation outstanding is $459.

January 2021, the Company entered into a promissory note in the amount of $27,880 for the acquisition of a truck. The promissory note bears an interest rate of 13.29% per annum and is secured by the financed vehicle. The note has a sixty-month term with monthly payment of $642. As of June 30, 2022, the balance outstanding is $21,684.

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

Effective December 4, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $9,920. The note bears an annual interest rate of 12.8%. The Company paid $2,383 as a down payment on December 4, 2020, the note requires the Company to make 10 monthly payments of $754 over the remaining term of the note. As of June 30, 2022, the obligation has been paid.

Effective February 24, 2021, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $13,694. The note bears an annual interest rate of 7.369%. The Company paid $3,424 as a down payment on April 19, 2021, the note requires the Company to make 9 monthly payments of $1,199 over the remaining term of the note. As of June 30, 2022, the obligation has been paid.

Effective April 10, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $78,750. The note bears an annual interest rate of 8.35%. The Company paid $15,750 as a down payment on May 10, 2021, the note requires the Company to make 9 monthly payments of $7,271 over the remaining term of the note. As of June 30, 2022, the obligation has been paid.

Effective April 17, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $23,014. The note bears an annual interest rate of 11.98%. The Company paid $4,871 as a down payment on March 16, 2021, the note requires the Company to make 10 monthly payments of $1,814 over the remaining term of the note. As of June 30, 2022, the obligation outstanding has been paid.

Effective May 31, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $8,906. The note bears an annual interest rate of 10.25%. The Company paid $2,537 as a down payment on May 28, 2021, the note requires the Company to make 9 monthly payments of $741 over the remaining term of the note. As of June 30, 2022, the obligation has been paid.

Effective July 16, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $11,830. The note bears an annual interest rate of 1.06%. The Company paid $4,113 as a down payment in June 2021, the note requires the Company to make 9 monthly payments of $771 over the remaining term of the note. As of June 30, 2022, the obligation outstanding has been paid.

Effective July 17, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $16,850. The note bears an annual interest rate of 3.96%. The note requires the Company to make 12 monthly payments of $1,351 over the term of the note. As of June 30, 2022, the obligation outstanding is $1,992.

Effective August 30, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $58,899. The note bears an annual interest rate of 7.99%. The Company paid $17,769 as a down payment on August 1, 2021, the note requires the Company to make 9 monthly payments of $4,113 over the remaining term of the note. Additionally, effective August 30, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $94,116. The note bears an annual interest rate of 11.26%. The Company paid $27,102 as a down payment on August 27, 2021, the note requires the Company to make 9 monthly payments of $7,446 over the remaining term of the note. During the period ended June 30, 2022, a new location was added to the policy, therefore, creating a new finance agreement requiring 7 payments of $12,188 which has been satisfied.

Effective October 26, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $10,411. The note bears an annual interest rate of 10.65%. The Company paid $1,751 as a down payment in October 2021, the note requires the Company to make 10 monthly payments of $866 over the remaining term of the note. As of June 30, 2022, the obligation outstanding is $1,733.

Effective February 9, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $430,657. The note bears an annual interest rate of 7.64%. The Company paid $86,131 as a down payment on February 14, 2022, the note requires the Company to make 10 monthly payments of $35,795 over the remaining term of the note. As of June 30, 2022, the obligation outstanding is $214,772.

Effective February 24, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $17,551. The note bears an annual interest rate of 7.37%. The Company paid $18,033 as a down payment on February 24, 2022, the note requires the Company to make 10 monthly payments of $1,327 over the remaining term of the note. As of June 30, 2022, the obligation outstanding is $7,962.

Effective April 6, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $29,060. The note bears an annual interest rate of 9.65%. The Company paid $5,812 as a down payment on April 6, 2022, the note requires the Company to make 9 monthly payments of $2,697.47 over the remaining term of the note. As of June 30, 2022, the obligation outstanding is $18,882.

Effective May 23, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $7,599. The note bears an annual interest rate of 11.50%. The Company paid $2,121 as a down payment on May 23, 2022, the note requires the Company to make 9 monthly payments of $640.41 over the remaining term of the note. As of June 30, 2022, the obligation outstanding is $5,764.

Effective April 5, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $20,931. The note bears an annual interest rate of 10.50%. The Company paid $5,347 as a down payment on April 5, 2022, the note requires the Company to make 9 monthly payments of $1,808.22 over the remaining term of the note. As of June 30, 2022, the obligation outstanding is $12,658.

Promissory note

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The note matures in October 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory note, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. As of September 30, 2020, the obligation outstanding is $500,000 and $440,403, net of debt discount of $59,597. As of June 30, 2022, the obligation outstanding is $250,000 and the balance is $198,135, net of debt discount of $51,865. The Company was notified that the maturity dates on these notes have been extended for the near-term.

In April 2022, the Company has completed a private placement of a $500,000 unsecured promissory note and 500,000 common share purchase warrants. The Note becomes due and payable in three months, subject to extension by the Company for an additional three months upon payment of a $5,000 extension fee to the lender. The Note bears interest at rate of 10% per annum payable at maturity. The Company may prepay the outstanding principal amount of the obligation together with all accrued and unpaid interest, without penalty, at any time prior to the maturity date of the note. Each warrant entitles the holder thereof to purchase one common share at a price of 0.07 for a period of thirty-six (36) months after closing. As of June 30, 2022, the Company made a payment of $250,000 leaving a balance outstanding of $250,000. A subsequent payment of $250,000 has been tendered satisfying the entire obligation.

Long-term debt, mortgages

In January 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began February 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on January 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of June 30, 2022, the Company paid off the existing debt of $400,000 and procured another mortgage in the amount of $450,000. This obligation has no personal guarantee; however, a corporate guarantee has been perfected. The new interest is 12% on a three-year term.

In March 2020, the Company executed a $400,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began May 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on April 1, 2022, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $38,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of June 30, 2022, the obligation outstanding is $400,000. Subsequently, the Company has exercised its right to extend the maturity date of the note by six months. The new maturity date of the loan is October 1, 2022.

In March 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began April 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on March 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of June 30, 2022, the Company paid off the existing debt of $700,000 and procured another mortgage in the amount of $775,000. This obligation has no personal guarantee; however, a corporate guarantee has been perfected. The new interest is 12% on a two-year term.

In July 2020, the Company executed a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 14% per annum. Monthly interest only payments began August 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on July 31, 2023, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of June 30, 2022, the obligation outstanding is $200,000.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. As of September 30, 2019, the balance due totals $300,000. In August 2020, the Company refinanced this obligation and paid the $300,000 balance. The refinanced mortgage term is 36 months and includes and interest rate of 14% and monthly interest only payments of $4,667. As of June 30, 2022, the balance due totals $400,000.

The following is a table of the 5-year runoff of our long-term debt as of June 30:

2022	$400
2023	600
2024	775
2025	450
2026	-
Thereafter	-
2,225
Less current portion of long-term debt:	(400)
$1,825

Finance liability

In November 2020, the Company executed a mortgage payable on property located in Mulino, Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. The entire unpaid balance is due November 2022, the maturity date of the mortgage, and was secured by the underlying property. The note was cross guaranteed by the former CEO and Director of the Company. On November 23, 2020, the Company executed a real estate purchase agreement related to the Mulino Property which included the sale of the property and payoff of the mortgage. Additionally, the Company entered into a lease agreement whereas the amount of $13,750 required as a rent payment through the lease is being recorded as interest expense and the Company recorded a finance liability of $1,094,989 related to the lease under the guidance of ASC 842 as a failed sale and leaseback transaction. As of June 30, 2022, the Company executed a sale lease back agreement with the Company’s Mulino property, and entered into a 15-year lease with an unrelated third party located in Englewood, CO. The lease requires the Company to pay a starting base rental fee of $29,167 plus additional estimated triple net charges per month including real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance, and utilities are included and paid monthly. This transaction resulted in net proceeds to the Company in the amount of $2.2 million.

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

In June 2022, the Company received approval of the holders Warrant holders of the warrants and the holders debenture holders of the Convertible Debentures to reprice the convertible securities issued in connection with the Company’s special warrant financing, which initially closed on December 27, 2018, and June 14, 2019. The share purchase warrants of the Company issued in connection with the financing will be repriced to C$0.20 per Common Share and the convertible debentures of the Company issued in connection with the financing will be repriced to C$0.10 per common share. Additionally, the Debenture holders have approved the following amendments to the terms of the convertible debentures: (i) an extension to the maturity date of the convertible debentures to three years ; and (ii) an amendment to permit the Company to force the conversion of the principal amount of the then outstanding convertible debentures and any accrued and unpaid interest thereof at the new conversion price on not less than 30 days’ prior written notice if the closing trading price of the shares of common stock of the Company’s common shares exceeds C$0.80 for a period of 10 consecutive trading days on the CSE, (iii) the payment of 5% of the principle amount. Share purchase warrants of the Company will be issued in connection this repricing at 167 common share warrants for each $1,000 debenture unit held. As of June 30, 2022, the convertible debt related to the above debentures is $1.7 million, which is net of a debt discount of $1.2 million.

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Canaccord convertible notes and the subsequent fair value measurement for the period ended June 30, 2022, in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2021	$67	$592
Change in fair value	(67)	(592)
Balance as of March 31, 2022	-	-
Options issued	-	340
Balance as of June 30, 2022	$-	$340

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of the period ended June 30, 2022 (in thousands):

	Fair value measured at June 30, 2022
		Quoted prices in active	Significant other	Significant
		markets	observable inputs	unobservable inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$94	$-	$-	$94
Embedded derivative liability	340	-	-	340
Total fair value	$434	$-	$-	$434

There were no transfers between Level 1, 2 or 3 during the period ended June 30, 2022.

The following table presents changes in Level 3 liabilities measured at fair value for the period ended June 30, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant Liability	Derivative Liability	Total
Balance – September 30, 2021	$2,277	$-	$2,277
Warrants granted for services	-	-	-
Change in fair value	(1,739)	-	(1,739)
Balance – December 31, 2021	538	-	538
Issuance of warrants - compensation	104	-	104
Change in fair value	(192)	-	(192)
Balance – March 31, 2022	450	-	450
Options issued	-	340	340
Change in fair value	(356)	-	(356)
Balance – June 30, 2022	$94	$340	$434

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of June 30, 2022, and September 2021 is as follows:

	Warrant Liability
	As of June 30,	As of September 30,
	2022	2021
Strike price	$0.49	$0.48
Contractual term (years)	1.69	2.57
Volatility (annual)	114%	74%
Risk-free rate	3.0%	1.0%
Dividend yield (per share)	0%	0%

	Embedded Derivative Liability
	As of June 30,	As of September 30,
	2022	2021
Strike price	$0.08	$0.90
Contractual term (years)	3.1	0.8
Volatility (annual)	133%	55%
Risk-free rate	3.14%	0.08%
Dividend yield (per share)	0.00%	0.00%
Credit spread	14% to 16%	14% to 16%

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

Preferred shares

The Company had two series of preferred shares designated with no preferred shares issued and outstanding as of June 30, 2022, and September 30, 2021.

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

During the quarter ended June 30, 2022, the Company issued 15,372 shares of its common stock valued at $0.045 as interest related to Canaccord.

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

The fair value of options granted during the nine months ended June 30, 2022, and 2021 were estimated using the following weighted-average assumptions:

Options:

	For the Three Months Ended June 30,
	2022	2021
Exercise price	$0.07	$0.30 - $2.40
Expected term (years)	3	2.0 - 4.0
Expected stock price volatility	124%	95.7% - 188.6%
Risk-free rate of interest	2.42%	.94% - 2.96%
Expected dividend rate	0%	0%

A summary of option activity under the Company’s stock option plan for the period ended June 30, 2022, is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of October 1, 2020	5,572,916	$1.77	$-	2.21
Granted	1,125,000	$0.28	$54	4.39
Outstanding as of September 30, 2021	6,697,916	$1.07	$54	2.09
Expired	(717,856)	$1.07	$-	-
Outstanding as of December 31, 2021	5,980,060	$0.63	$-	3.13
Expired and cancelled	(1,098,959)	$0.32	$-	-
Outstanding as of March 31, 2022	4,881,101	$0.32	$-	3.83
Expired	(350,416)	$5.56	$-	-
Granted	1,500,000	$0.07	$-	2.77
Outstanding as of June 30, 2022	6,030,685	$0.49	$-	2.19
Options vested and exercisable	5,807,561	$0.49	$-	2.19

Estimated future stock-based compensation expense relating to unvested stock options was nominal as of June 30, 2022, and 2021. Weighted average remaining contractual life of the options is 2.19 years.

Stock-based Compensation Expense

Stock-based compensation expense for the three and nine months ended June 30, 2022, and 2021 was comprised of the following (in thousands):

	Three months ended June 30,
	2022	2021
Stock grants	$-	$525
Stock options	94	353
Warrants	-	-
Total stock-based compensation	$94	$878

	Nine months ended June 30,
	2022	2021
Stock grants	$288	$3,642
Stock options	405	492
Warrants	158	150
Total stock-based compensation	$850	$4,284

19. Commitments and contingencies

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, his also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth. For the period ended June 30, 2022, the Company’s has accounts with a Florida bank and several credit unions located in Washington and California.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. The lease requires the Company to pay a starting base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017, and continues through November 31, 2026 at a starting rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of June 30, 2022, Company eliminates this rental income in consolidation.

In January 2019, the Company entered into a 5-year lease for the occupancy of real estate and a building located in Hillsboro, Oregon. The lease requires the Company to pay a starting base rental fee of $9,696 per month with yearly increases thereafter.

In February 2019, the Company entered into a 4-year lease for the occupancy of a store front retail location in California. The lease requires the Company to pay a starting base rental fee of $3,820 per month with yearly increases thereafter.

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

In September 2021, the Company executed an assignment and assumption of lease for the occupancy of a store front retail location in Oregon. The lease requires the Company to pay a starting base rental fee of $4,520 per month with yearly increases thereafter.

In September 2021, the Company entered into a 5-year lease for the occupancy of a store front retail location in Oregon. The first two months of the lease rent is abated. The lease requires the Company to pay a starting base rental fee of $4,505 per month with yearly increases thereafter.

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

20. Subsequent events

In June 2022, the Company received approval of the holders Warrant holders of the warrants and the holders debenture holders of the Convertible Debentures to reprice the convertible securities issued in connection with the Company’s special warrant financing, which initially closed on December 27, 2018, and June 14, 2019. The share purchase warrants of the Company issued in connection with the financing will be repriced to C$0.20 per Common Share and the convertible debentures of the Company issued in connection with the financing will be repriced to C$0.10 per common share. Additionally, the Debenture holders have approved the following amendments to the terms of the convertible debentures: In July 2022, the following has been formalized: extension to the maturity date of the convertible debentures to three years; and (ii) an amendment to permit the Company to force the conversion of the principal amount of the then outstanding convertible debentures and any accrued and unpaid interest thereof at the new conversion price on not less than 30 days’ prior written notice if the closing trading price of the shares of common stock of the Company’s common shares exceeds C$0.80 for a period of 10 consecutive trading days on the CSE, (iii)  and, a payment of  $141,672 was tendered for the 5% of the principle amount. Additionally, share purchase warrants of the Company will be issued in connection this repricing at 167 common share warrants for each $1,000 debenture unit held. As of June 30, 2022, the convertible debt related to the above debentures is $2.9 million.

In April 2022, the Company has completed a private placement of a $500,000 unsecured promissory note and 500,000 common share purchase warrants. The Note becomes due and payable in three months, subject to extension by the Company for an additional three months upon payment of a $5,000 extension fee to the lender. The Note bears interest at rate of 10% per annum payable at maturity. The Company may prepay the outstanding principal amount of the obligation together with all accrued and unpaid interest, without penalty, at any time prior to the maturity date of the note. Each warrant entitles the holder thereof to purchase one common share at a price of 0.07 for a period of thirty-six (36) months after closing. As of September 30, 2020, the Company made a payment of $250,000 leaving a balance outstanding of $250,000. A subsequent payment of $250,000 has been tendered satisfying the entire obligation.

In July 2022, the Company executed 7 Independent Director Agreements having their term renewable commensurate with annual shareholder meetings. The Directors shall be entitled to cash payments of $5,000 per year during the term of their respective Independent Director Agreement along with annual stock grants of 650,000 thousand shares, prorated for partial month service. Additionally, stock options may be granted at the direction of the Compensation Committee based on Company performance. The Independent Director Agreements include indemnification that are customary for agreements of this nature.

In August 2022, the Company executed a non-binding term sheet, proposing the merger of the Company with a west coast company (“Survivor”). Pursuant to the terms and conditions of the term sheet, it is contemplated, on a pro-forma basis, where the post transaction capital structure of the survivor on a fully-diluted basis would be allocated as (a) Survivor 90% and (b) the Company 10%. All warrants, options and rights of the Company are proposed to carry over to the Surviving Entity, without amendment to their terms. At the proposed closing, unless invited to continue in their positions by the Survivor, the Company’s present officers and directors would resign in favor of officers and directors designated by the Survivor, provided that at least one current director of the Company shall remain in office until at least 10 days after the Company makes the proposed filing with the SEC required by Rule 14f-1 promulgated under the Securities Exchange Act of 1934, and mails the statement required by said Rule to the Surviving Entity’s shareholders of record. The Parties propose to undertake a closing of the transaction within ninety (90) days of the date the Term Sheet was executed.

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

For the three and nine months ended June 30, 2022, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the three and nine months ended June 30, 2022, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

Results of Operations

	For the Three Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Gross Revenue	$4,823	$6,362	(1,539)	(24)%
Discounts and returns	(652)	(934)	282	(30)%
Cost of goods sold	3,500	3,948	(448)	(11)%
Consulting fees	104	614	(510)	(83)%
Professional fees	551	849	(298)	(35)%
General and administration	2,555	3,489	(934)	(27)%
Other income, net	3,011	7,143	(4,132)	58%
Loss from discontinued operations	-	(1,082)	1,082	(100)%
Net income (loss)	$471	$2,589

Comparison of the results of operations for the three months ended June 30, 2022, compared to the three months ended June 30, 2021

The Company had net revenues during the three months ended June 30, 2022, of $4,171 compared with $5,428 for the comparable period of 2021, the decrease in revenue was primarily related to a decrease in flower sales related to general market conditions.

Cost of goods for the three months ended June 30, 2022, amounted to $3,500 compared to $3,948 in the comparable period of the prior year. These costs include both the cost of finished product purchased for retail and the cost of cultivation and processing for the grow facilities and sold at the wholesale level.

In the three months ended June 30, 2022, we incurred consulting costs of $104 compared to $614 in the comparable period of the prior year. The decrease in consulting fees was attributed to a decrease in stock-based consulting expenses.

In the three months ended June 30, 2022, we incurred professional fees of $551 compared to $849 in the comparable period of the prior year. Those fees are primarily for legal, accounting, and related services that pertains to our being a public company in both the United States and Canada.

In the three months ended June 30, 2022, we incurred general and administrative costs of $2,555 compared to $3,489. This decrease relates primarily to a decrease in costs related to advertising and promotion, office expenses, and salaries.

	For the Nine Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%
Gross Revenue	$14,578	$18,883	(4,305)	(23)%
Discounts and returns	(2,061)	(2,697)	(635)	(24)%
Cost of goods sold	10,691	10,969	(278)	(3)%
Consulting fees	633	2,676	(2,043)	(76)%
Professional fees	2,543	2,635	(92)	(3)%
General and administration	8,744	8,385	359	4%
Impairment of intangibles	795	-	795	100%
Other income (expenses), net	5,458	1,109	4,349	(392)%
Loss from discontinued operations	(1,745)	(1,946)	201	10%
Net loss	$(7,177)	$(9,316)

Comparison of the results of operations for the nine months ended June 30, 2022, compared to the nine months ended June 30, 2021

The Company had net revenues during the nine months ended June 30, 2022, of $12,517 compared with $16,186 for the comparable period of 2021, the decrease in revenue was primarily related to a decrease in flower sales related to general market conditions.

Cost of goods for the nine months ended June 30, 2022, amounted to $10,691 compared to $10,969 in the comparable period of the prior year. These costs include both the cost of finished product purchased for retail and the cost of cultivation and processing for the grow facilities and sold at the wholesale level.

In the nine months ended June 30, 2022, we incurred consulting costs of $663 compared to $2,676 in the comparable period of the prior year. We mitigated our consulting expenses which were stock based in the prior year.

In the nine months ended June 30, 2022, we incurred professional fees of $2,543 compared to $2,635 in the comparable period of the prior year. Those fees are primarily for legal, accounting and related services relating to our being a public company in both the United States and Canada.

In nine months ended June 30, 2022, we incurred general and administrative costs of $8,744 compared to $8,385, these costs include payroll, depreciation and amortization, insurance, rent expense and other general costs. We expect that these costs will increase as we increase our operations.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of $3,400 as of June 30, 2022. On April 13, 2022, the Company closed on a stock purchase and note purchase agreement to sell its minority equity ownership interest in its Massachusetts cannabis license for a total of $1.65 million in cash.

Cash Flow

For the nine months ended June 30, 2022, and 2021

Net cash flows used in continuing operating activities was $5,764 for the nine months ended June 30, 2022, as compared net cash flow used in continuing operating activities to $6,653 for the nine months ended June 30, 2021, a change of $889.

● Net cash flow used in operating activities for the nine months ended June 30, 2022 primarily reflected a net loss of $7,177 adjusted for the add-back of non-cash items consisting of loss from discontinued operations of $1,745, depreciation and amortization of approximately $1,247, stock-based compensation and consulting expense of approximately $880, amortization of debt discount of $13, amortization of intangible assets of $655, impairment of investments of $288, issuance of common stock in connection with consulting agreements and interest payments of $189, recognition of derivative liability of $340, offset by a decrease in warrant liability of $2,183, gain on extinguishment of debt of $803, foreign currency translation adjustment of $62, a gain from disposal of a subsidiary of $831, gain on sale of property of $1,155, change operating assets and liabilities consisting of a decrease in inventory of $21, a decrease in accounts payable and accrued expenses of $124, a decrease in prepaids of $217, an increase in other of $103, and a decrease in other assets of $1,402. Net cash flow used in operating activities for the nine months ended June 30, 2021 primarily reflected a net loss of $9,316 adjusted for the add-back of non-cash items consisting of loss from discontinued operations of $1,946, depreciation and amortization of $3,745, stock-based compensation expense of $4,284, non-cash rent and interest $331, amortization of debt discount of $606, and other adjustments of $209 offset by the change in foreign currency translation of $29, a gain in sale of equity method investments of $200, and a gain on the sale of a property of $766, a change in the fair value of derivative and warrant liabilities of $675, a change in operating assets and liabilities consisting of an decrease in accounts payable and accrued expenses of $3,248, an increase in prepaid expenses and other operating assets of $3,540.

● Net cash flow provided by investing activities for the nine months ended June 30, 2022, amounted to $3,329 and consisted of $206 used in the purchase of property and equipment, $1,651 provided from the sale of an equity method investment, and $2,173 provided from the sale of a property. Additionally, a net of $288 was provided by investments, and $1 related to repayment of a related party. Net cash flow provided by investing activities for the nine months ended June 30, 2021, amounted to $591 and consisted of $425 used in the purchase of property and equipment, $179 for project costs and an additional $560 was used in investments, offset by cash received related to the sale of a property of $1,505 and a net of $250 related to investment in equity method investees.

● Net cash provided by financing activities was $31 for the nine months ended June 30, 2022, as compared to $14,985 for the nine months ended June 30, 2021. During the nine months ended June 30, 2022, we received proceeds of $285 for the issuance of common shares, $625 related to note payables offset by repayments of $879 of notes payable. During the nine months ended June 30, 2021, we received proceeds from the issuance of common shares of $17,713 offset by $1,697 of repayment on notes payable was incurred and $1,031 for the forgiveness of debt.

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

An impairment expense of approximately $795,000 was recorded for the nine months ended June 30, 2022. During the nine months ended June 30, 2021, the Company determined that no impairment was required.

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

During the nine months ended June 30, 2022, and 2021, the Company determined that there were $0 and $0 losses related to the impairment of goodwill and intangible assets, respectively.

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

As of June 30, 2022, the Company has acquired interests in several entities. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States. As of June 30, 2022, Company estimates that its investees will need up to approximately $500,000 to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of June 30, 2022. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. To the best of our knowledge, as of August 10, 2022, the Company was not a party to any other material litigation, claim or suit whose outcome could have a material effect on the Company’s financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Stem between October 1, 2021, and June 30, 2022:

	Security	No. Shares
Compensation	Common Stock	1,000,000
Interest Expense	Common Stock	15,372
		1,015,372

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

STEM HOLDINGS, INC.

August 15, 2022	By:	/s/ Matthew J. Cohen
Matthew J. Cohen, President, Chief Executive Officer and Chief Financial Officer

