Form 10-K
period 2022-09-30
Stem Holdings, Inc.
filed 2023-01-13
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-55751

STEM HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Nevada	61-1794883
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2201 NW Corporate Blvd., Suite 205

Boca Raton, FL 33431

(Address of principal executive offices) (Zip Code)

Registrant’s telephone Number: (561) 948-5410

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock par value $0.001	STMH	OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒	Smaller Reporting Company ☒

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $14,404,213 at $0.068 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 238,504,032 shares of common stock par value $0.001 as of January 12, 2023.

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

The Company purchases, improves, leases, operates, and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, and California. Stem has ownership interests in 23 state issued cannabis licenses including nine (9) licenses for cannabis cultivation, three (3) licenses for cannabis processing, two (2) licenses for cannabis wholesale distribution, three (3) licenses for hemp production and (6) cannabis dispensary licenses.

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

On December 14, 2020, former President Trump announced that William Barr would be resigning from his post as Attorney General, effective December 23, 2020. Merrick Garland, President Biden’s nominee to succeed Mr. Barr, has served as the current attorney general since March 2021. It is unclear what specific impact the Biden administration will have on U.S. federal government enforcement policy. There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.

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

State	Entities	Adult-Use / Medical	Direct / Indirect / Ancillary	Dispensary Licenses	Cultivation / Processing / Distribution Licenses
California	7LV USA	Medical	Direct (1)	1	N/A
Nevada	YMY	Both	Indirect(2)	N/A	4
Oregon	Various	Both	Direct(3)	5	13

Notes:

(1)	The Company’s wholly owned subsidiary, 7LV USA, operates a cannabis dispensary in Sacramento, California.

(2)	The Company holds a 50% interest in YMY, which operates a cannabis facility in North Las Vegas, Nevada.

(3)	The Company holds all licenses in Oregon directly, through wholly owned subsidiaries.

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

In response to the rescission of the Cole Memo, then-Nevada Attorney General Adam Laxalt had issued a public statement, pledging to defend the law after it was approved by voters. Then-Governor Brian Sandoval also stated, “Since Nevada voters approved the legalization of recreational cannabis in 2016, I have called for a well-regulated, restricted and respected industry. My administration has worked to ensure these priorities are met while implementing the will of the voters and remaining within the guidelines of both the Cole and Wilkinson federal memos,” and that he would like for Nevada to follow in the footsteps of Colorado, where the U.S. attorneys do not plan to change the approach to prosecuting crimes involving recreational cannabis.

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

Company Licenses

YMY, in which the Company owns a 50% interest, holds one medical cultivation license and one recreational cultivation license and one medical product manufacturing license and one recreational product manufacturing license in the State of Nevada. The table below lists the licenses indirectly held by the Company:

Holding Entity	Permit/License	City, State	Expiration Date	Description
YMY(1)	18897864143987354009	Las Vegas, Nevada	June 30, 2023	Medical Cultivation License
YMY(1)	49988620104464639364	Las Vegas, Nevada	June 30, 2023	Recreational Cultivation License
YMY(1)	78715576282428558550	Las Vegas, Nevada	June 30, 2023	Medical Product Manufacturing License
YMY(1)	32704290606712932888	Las Vegas, Nevada	June 30, 2023	Recreational Product Manufacturing License

Note:

(1)	The Company holds a 50% interest in YMY, which operates a cannabis facility in North Las Vegas, Nevada.

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

The table below lists the licenses that are: (i) directly held by the Company; and (ii) held by the Company’s operating partners:

Holding Entity	Permit/License	City, State	License Expiration Date	Description
JV Foods LLC	030-1014658322F	Eugene, Oregon	September 3, 2023	Recreational Processor
JV Extraction LLC	030-1014657D1EC	Eugene, Oregon	September 3, 2023	Recreational Processor
JV Extraction LLC/JV Wholesale LLC	030-101742659A2	Eugene, Oregon	September 16, 2023	Recreational Processor
JV Applegate LLC	020-10146602629	Jacksonville, Oregon	November 11, 2023	Recreational Producer
JV Wholesale LLC	060-10146555C41	Eugene, Oregon	September 3, 2023	Recreational Wholesaler
JV Extraction LLC/JV Wholesale LLC	060-1017430C9B0	Eugene, Oregon	September 16, 2023	Recreational Wholesaler
JV Wholesale LLC	060-10118468E74	Eugene, Oregon	June 2, 2023	Recreational Wholesaler
JV Production 3 LLC	020-1014656E7A7	Eugene, Oregon	September 3, 2023	Recreational Producer
OpCo Production 2 LLC	020-10146517BD5	Mulino, Oregon	September 3, 2023	Recreational Producer
OpCo Production 1 LLC	020-10146613F29	Springfield, Oregon	September 5, 2023	Recreational Producer
JV Retail 3 LLC	050-1017428AB09	Eugene, Oregon	September 16, 2023	Recreational Retailer
JV Retail 4 LLC	050-1017432812F	Salem, Oregon	September 16, 2023	Recreational Retailer
OPCO Retail 1 LLC	050-10146522DCF	Portland, Oregon	September 3, 2023	Recreational Retailer
JV Retail 2 LLC	050-1014653D811	Eugene, Oregon	September 3, 2023	Recreational Retailer
Kind Care, LLC	050-10146546503	Eugene, Oregon	September 3, 2023	Recreational Retailer
Stem Holdings Oregon, Inc.	020-1013432D099	Hillsboro, Oregon	June 23, 2023	Recreational Producer

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

The following is an overview of acquisitions completed by the Company:

Investments in Subsidiaries

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD, which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. As of September 30, 2019, the Company paid $600,000 in cash for the real estate and not only fully funded its commitment but invested an additional $377,000 in capital over and above its original obligation. NVD used the funds provided to date by the Company to construct a cannabis indoor grow building and processing plant located near Las Vegas, Nevada and to continue the buildout of the property. The Company has no further commitment to fund the entity beyond its initial equity purchase commitment. NVD leases its facilities to YMY Ventures, LLC. In the fiscal year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. As of September 30, 2022, this obligation was paid in its entirety, and $400,000 in additional proceeds were received on new mortgage. In May 2020, the Company acquired an additional 26.25% interest in NVD by issuing 386,035 common shares at par value of $0.001 which resulted in a total investment of 63.75%.

In September 2018, the Company entered into an agreement to acquire 50% of the membership interest of YMY Ventures LLC (“YMY”). YMY is a startup operation located near Las Vegas, Nevada and owns licenses for the production and sale of cannabis. The purchase price for the 50% interest was $750,000, with the first $375,000 paid into escrow upon signing, with the final $375,000 due upon closing, which under the agreement occurs when the license is transferred by the Nevada Department of Taxation and receipt of approval in transfer of ownership by the Division of Public and Behavioral Health of the City of North Las Vegas. As of June 30, 2019, the Company had funded the $375,000 into escrow and had provided the joint venture with additional funds primarily in the form of payments for work performed to acquire four licenses from the Nevada Department of Taxation in the amount of approximately $690,238. As of February 28, 2019, the Nevada Department of Taxation approved the change of ownership for four medical and recreational cultivation and production licenses held by YMY Ventures now owned by Stem Holdings, Inc. Pursuant to the agreement, the escrowed amount of $375,000 was released and an additional payment of $67,500 was issued in August 2019. The balance of $307,500 was being held and negotiated with the partners due to the additional funds over and above the original obligation to provide tenant improvements of $650,000. As of September 30, 2022, the balance has been paid in full.

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

Tilstar Medical, LLC

In April 2019, the Company entered into an agreement to acquire 48% of the membership interest of Tilstar Medical, LLC (“TIL”). TIL is a startup operation located in Laurel, Maryland and owns a project management company which assists in procuring licenses for the production and sale of cannabis. The purchase price for the 48% interest was $550,000 to capitalize TIL which under the operating agreement occurs upon the execution of the agreement. As of September 30, 2019, the Company had funded the $550,000 and accounted for its investment using the equity method of accounting. The Company was not made aware at time of its investment in the type and magnitude of expenses that would be funded with its investment capital and is currently in the process of renegotiating the terms of the operating agreement. During the year ended September 30, 2019, Tilstar Medical along with its partner, Stem Holdings, Inc. received a letter from the Maryland Medical Cannabis commission with notification that we received stage one pre-approval for a processor license. The Companies application ranked amongst the top nine highest scoring applications for a medical cannabis processor license. Final awards will be issued during calendar year 2021. During the years ended September 30, 2022 and 2021, the Company recognized minimal losses on investments related to TIL. During the year ended September 30, 2022, the Company recorded impairment expense of approximately $288,000 related to its investment in TIL.

Community Growth Partners, INC

On January 6, 2020, the Company issued a convertible promissory note to Community Growth Partners Holdings, Inc., (“CGS”) which will act as a line of credit. Subject to the terms and conditions of the note, CGS promises to pay the Company all of the outstanding principal together with interest on the unpaid principal balance upon the date that is twelve months after the effective date and shall be payable as follows: (a)The Company agrees to make several loans to CGS from time to time upon request of CGS in amounts not to exceed the principal sum of $2,000,000, (b) Payment of principal and interest shall be immediately available funds, (c) This note may be prepaid in whole or in part at any time without premium or penalty. Any partial prepayment shall be applied against the principal amount outstanding, (d) The unpaid principal amount outstanding under this note shall bear interest commencing upon the first advance at the rate of 10% per annum through the maturity date, calculated on the basis of a 365-day, until the entire indebtedness is fully paid, Upon the closing of a $2,000,000 financing by the Company, all of the principal and interest shall automatically convert into equity shares of CGS at the price obtained by the qualified financing. As of September 30, 2020, a portion of the note was converted into 7% equity. In March 2021, the balance of a note receivable was converted into an additional 6% equity leaving an equity investment of 13%. During the year ended September 30, 2022, pursuant to a secondary stock purchase agreement, the Company sold its equity investment in CGS in consideration for $1.65 million in cash.

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

NVD RE Corp.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD, which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. As of September 30, 2019, the Company paid $600,000 in cash for the real estate and not only fully funded its commitment but invested an additional $377,000 in capital over and above its original obligation. NVD used the funds provided to date by the Company to construct a cannabis indoor grow building and processing plant located near Las Vegas, Nevada and to continue the buildout of the property. The Company has no further commitment to fund the entity beyond its initial equity purchase commitment. NVD leases its facilities to YMY Ventures, LLC. In the fiscal year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. As of September 30, 2022, this obligation was paid in its entirety, and $400,000 in additional proceeds were received on new mortgage. In May 2020, the Company acquired an additional 26.25% interest in NVD by issuing 386,035 common shares at par value of $0.001 which resulted in a total investment of 63.75%.

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

Kaya Holdings, Corp.

On April 13, 2021, the Company executed an Investors’ Rights Agreement in conjunction with a Subscription Agreement with Kaya Holdings, Corp. The Company purchased 2,875,000 shares of Class B common stock of Kaya Holdings, Corp for a total investment of $230,000. In addition to the purchased Class B shares, the Company received 500,000 founder Class B shares resulting in a total of 3,375,000 Class B shares. For the year ended September 30, 2022, the Company, pursuant to a securities purchase agreement sold all of these shares to a third party for $200,000, incurring a loss of $30,000.

Principal Products and Markets

The Company’s principal operations have historically related to the leasing of properties, funding of capital, tenant improvements, and administration of its leases and provision of financing to certain lessees, engaged in the production and sale of cannabis. While the Company originally operated primarily as a real estate holding company, it is now engaged in direct operations, primarily the production and sale of cannabis in states where it is legal to do so, with respect to its properties and activities other than the leasing of properties, funding of capital improvements and administration of its leases and provision of financing to certain lessees. Historically, the Company’s principal market has been in the State of Oregon, but it is now engaged in expansion into other markets where sale of marijuana is legal, including California, and Nevada.

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

The Company does not believe that its operations are dependent on any factors within the general economy. However, any material changes in either U.S. federal law enforcement priorities or the law of the State of California, Oregon, and Nevada, or other states where the Company operates affecting the cultivation and sale of cannabis could have a material impact on the Company’s business, particularly since the growth, marketing, sale, and use of marijuana is illegal under federal law.

Company Funding

Private Placement Transactions

The Company has sold shares of its common stock in private placement transactions under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder and certain exemptions of the laws of the jurisdictions where any offering is made. In the fiscal years ended September 30, 2022, and 2021, the Company raised gross proceeds of approximately $285,000 and $2,695,000, respectively.

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

Promissory Note

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The note matures in October 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory note, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. As of September 30, 2021, the obligation outstanding is $425,000 and $358,996, net of debt discount of $66,004. As of September 30, 2022, the obligation outstanding is $250,000 and the balance is $200,548, net of debt discount of $49,452. The Company was notified that the maturity dates on these notes have been extended for the near-term.

In April 2022, the Company has completed a private placement of a $500,000 unsecured promissory note and 500,000 common share purchase warrants to an arm’s length lender. The Note becomes due and payable in three months, subject to extension by the Company for an additional three months upon payment of a $5,000 extension fee to the lender. The Note bears interest at rate of 10% per annum payable at maturity. The Company may prepay the outstanding principal amount of the obligation together with all accrued and unpaid interest, without penalty, at any time prior to the maturity date of the note. Each warrant entitles the holder thereof to purchase one common share at a price of 0.07 for a period of thirty-six (36) months after closing. As of September 30, 2022, the Company made a payment of $250,000 leaving a balance outstanding of $250,000. A subsequent payment of $250,000 has been tendered satisfying the entire obligation.

Convertible Promissory Notes and Mortgages

Finance liability

In November 2020, the Company executed a mortgage payable on property located in Mulino, Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. The entire unpaid balance is due November 2022, the maturity date of the mortgage, and was secured by the underlying property. The note was cross guaranteed by the former CEO and Director of the Company. On November 23, 2020, the Company executed a real estate purchase agreement related to the Mulino Property which included the sale of the property and payoff of the mortgage. Additionally, the Company entered into a lease agreement whereas the amount of $13,750 required as a rent payment through the lease is being recorded as interest expense and the Company recorded a finance liability of $1,094,989 related to the lease under the guidance of ASC 842 as a failed sale and leaseback transaction. During the year ended September 30, 2022, the Company executed a sale lease back agreement with the Company’s Mulino property, and entered into a 15-year lease with an unrelated third party located in Englewood, CO. The lease requires the Company to pay a starting base rental fee of $29,167 plus additional estimated triple net charges per month including real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance, and utilities are included and paid monthly. This transaction resulted in net proceeds to the Company in the amount of $1.8 million.

Long-term debt, mortgages

In January 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began February 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on January 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of September 30, 2022, the Company paid off the existing debt of $400,000 and procured another mortgage in the amount of $450,000. This obligation has no personal guarantee; however, a corporate guarantee has been perfected. The new interest is 12% on a three-year term.

In March 2020, the Company executed a $400,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began May 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on April 1, 2022, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $38,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of September 30, 2022, the obligation outstanding is $400,000. Subsequently, the Company has exercised its right to extend the maturity date of the notes which is now on April 1, 2023.

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

The following is a table of the 5-year runoff of our long-term debt as of September 30:

2023	$1,000
2024	775
2025	450
2026	-
2027	-
Thereafter	-
2,225
Less current portion of long-term debt:	(1,000)
$1,225

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

In June 2022, the Company received approval of the holders Warrant holders of the warrants and the holders debenture holders of the Convertible Debentures to reprice the convertible securities issued in connection with the Company’s special warrant financing, which initially closed on December 27, 2018, and June 14, 2019. The share purchase warrants of the Company issued in connection with the financing will be repriced to C$0.20 per Common Share and the convertible debentures of the Company issued in connection with the financing will be repriced to C$0.10 per common share. Additionally, the Debenture holders have approved the following amendments to the terms of the convertible debentures: (i) an extension to the maturity date of the convertible debentures to three years ; and (ii) an amendment to permit the Company to force the conversion of the principal amount of the then outstanding convertible debentures and any accrued and unpaid interest thereof at the new conversion price on not less than 30 days’ prior written notice if the closing trading price of the shares of common stock of the Company’s common shares exceeds C$0.80 for a period of 10 consecutive trading days on the CSE, (iii) the payment of 5% of the principle amount. Share purchase warrants of the Company were issued in connection this repricing at 167 common share warrants for each $1,000 debenture unit held. A debt discount of $1.2 million was recorded and will be amortized over the remaining life of the convertible debt, and as part of the modification of convertible debt. This transaction was accounted for as extinguishment of debt which resulted in a gain of $803 thousand. As of September 30, 2022, the convertible debt related to the above debentures was $1.5 million and $2.9 million, net of a debt discount of $1.1 million and $0, respectively.

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Canaccord convertible notes and the subsequent fair value measurement for the period ended September 30, 2022, in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2021	$-	$-
Modification of debentures	-	339
Change in fair value	-	31
Balance as of September 30, 2022	$-	$370

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

As a result, on December 17, 2021, pursuant to a Share Exchange Agreement, the Company sold Driven Deliveries and its subsidiaries to the shareholders of Budee, Inc. in a transaction which STEM fully divested its interest in Driven Deliveries and its subsidiaries. Included in the terms of the Share Exchange Agreement, the shareholders of Budee, and a prior officer of Driven Deliveries returned approximately 11.5 million shares of the Company’s common stock and assumed approximately $7.1 million of the Company’s liabilities. The Company will be responsible for $210,753 of accounts payable assumed in the acquisition of Driven Deliveries which has been subsequently partially satisfied.

Employees

As of September 30, 2022, the Company had approximately one hundred fifty (150) employees, most of whom devote their full time to the Company’s operations. No employee is covered by a collective bargaining agreement.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. The lease requires the Company to pay a starting base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017, and continues through November 31, 2026 at a starting rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). The Company eliminates this rental income in consolidation.

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

ITEM 3. LEGAL PROCEEDINGS

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

Chris Hass, et al. vs Brian Hayek, et al.

Plaintiffs filed their initial complaint in the instant action on May 22, 2020. Plaintiffs filed the operative first amended complaint on August 18, 2020. On March 28, 2022, Plaintiffs obtained a stipulated judgment in this action in the amount of $349,876.69 against Defendants Driven Deliveries, Brian Hayek (“Hayek”), and Christian Schenk (“Schenk”) (collectively, “Defendants”). (3/28/22 Judgment.) Plaintiffs declare that during the litigation of the instant action, Baumgartner negotiated the essential terms of a settlement with Driven Deliveries’ President, Salvador Villanueva(“Villanueva”), and Villanueva represented to Baumgartner that he was in charge of the litigation and a deal could be worked out between the two of them to resolve the case. Plaintiffs declare the basic terms of a settlement were reached between Villanueva and Baumgartner, and Plaintiffs signed a settlement agreement (“Settlement Agreement”) on November 24, 2020. Defendants, including Hayek, signed the Agreement on November 30, 2020. Plaintiffs declare they signed the Settlement Agreement because they knew Driven Deliveries was merging with Stem. Plaintiffs declare that for this reason, they made sure to state in the Settlement Agreement that in the event of a merger between Driven Deliveries and Stem, Stem would be bound by the Settlement Agreement and would be named on the Judgment. Plaintiffs also declare that when they signed the Settlement Agreement, they relied on the fact Hayek, Stem’s new Agreement to bind his new company. Plaintiffs declare Defendants made payments on the Settlement Agreement until November 2021, when payments stopped. Plaintiffs declare the settlement checks were mostly written by Villanueva. Plaintiffs declare that shortly after they signed the Settlement Agreement, Driven Deliveries officially completed its merger with Stem, and all of Plaintiffs’ shares in Driven Deliveries were converted to shares of Stem. In January 2022, Villanueva listed himself as President, Secretary, and Treasurer of Driven Deliveries. Plaintiffs filed the instant motion on September 8, 2022. On October 3, 2022, Defendant Driven Deliveries filed its notice of bankruptcy proceedings, and this Court ordered a stay as to Driven Deliveries. On October 20, 2022, nonparty Stem filed its opposition. On October 26, 2022, Plaintiffs filed their reply. At the November 2, 2022 hearing on the instant motion, this Court requested Plaintiffs and Stem submit supplemental briefs on which state law to apply regarding successor liability.

Under California law, Stem as Driven Deliveries’ prior parent company is legally required to assume Driven Deliveries’ debt to Plaintiffs. If a domestic corporation owns all the outstanding shares, or owns less than all the outstanding shares but at least 90 percent of the outstanding shares of each class, of a corporation or corporations, domestic or foreign, the merger of the subsidiary corporation or corporations into the parent corporation or the merger into the subsidiary corporation of the parent corporation and any other subsidiary corporation or corporations, may be effected by a resolution or plan of merger adopted and approved by the board of the parent corporation and the filing of a certificate of ownership as provided in subdivision . The resolution or plan of merger shall provide for the merger and shall provide that the surviving corporation assumes all the liabilities of each disappearing corporation and shall include any other provisions required by this section. Stem’s S-4 Statement to the SEC states, “Driven is surviving the merger as a wholly owned subsidiary of Stem (the ‘Merger’). Stem, together with Driven following the Merger, is referred to herein as the combined company. Following the completion of the Merger, Stem will also assume Driven’s outstanding net indebtedness.” Plaintiffs argue that while the merger with Stem was pending, Driven and Stem’s COO, Brian Hayek agreed to be bound by California law in executing the Settlement Agreement. Accordingly, applying California law, Stem assumed Dirven’s liability to Plaintiffs. Accordingly, Plaintiffs have demonstrated Stem is Driven Deliveries’ successor in interest. In the interest of justice this Court grants Plaintiffs’ motion to amend judgment to add nonparty Stem Holdings Inc. as an additional defendant.

Additionally, the Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock commenced trading on the OTCQB on May 23, 2018 under the symbol “STMH” and the Canadian Securities Exchange (CSE) on July 13, 2018 under the symbol “STEM”. On October 3, 2019, the Company commenced trading on the OTCQX. On September 1, 2022, the Company’s listing was assigned to the OTCQB.

The following table shows the high and low prices of our common shares on the OTCQB/OTCQX for each quarter for quarter from October 1, 2020 through September 30, 2022. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
October 1, 2020-December 31, 2020	$0.67	$0.34
January 1, 2021-March 31, 2021	$1.39	$0.41
April 1, 2021-June 30, 2021	$0.75	$0.34
July 1, 2021-September 30, 2021	$0.40	$0.23
October 1, 2021-December 31, 2021	$0.27	$0.09
January 1, 2022-March 31, 2022	$0.14	$0.06
April 1, 2022-June 30, 2022	$0.07	$0.03
July 1, 2022-September 30, 2022	$0.04	$0.02

The market price of our common stock, like that of other early-stage cannabis-related companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of December 5, 2022, there were 227,693,335 shares of common stock par value $0.001 and there were approximately 436 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following table sets forth all securities issued by Stem between October 1, 2021, and September 30, 2022:

	Security	No. Shares
Services	Common Stock	662,500
Consulting	Common Stock	630,000
Compensation	Common Stock	2,000,000
Issuance of common stock related to cash sales	Common Stock	3,223,611
Interest and converted notes	Common Stock	2,087,116
Director Fees	Common Stock	975,000
Cancelled	Common Stock	(12,302,900)
Total		(2,724,673)

The securities issued in the abovementioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

Share Issuances to Consultants, Employees and Directors for Compensation and Severance

During the year ended September 30, 2022, the Company issued 3,267,500 shares of its common stock and recorded compensation expense of $343 thousand.

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

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the years ended September 30, 2022, and 2021, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended September 30, 2022, and 2021 (in thousands).

	Years Ended September 30,		Change
($ in thousands)	2022	2021	$	%
Gross Revenue	$19,291	$24,412	$(5,121)	(21%)
Discounts and returns	(2,728)	(3,475)	747	(21%)
Net Revenue	16,563	20,937	(4,374)	(21%)
Cost of goods sold	(14,440)	(14,387)	53	(0%)
Consulting fees	(684)	(2,863)	2,179	(76%)
Professional fees	(2,672)	(3,263)	591	(18%)
General and administration	(11,125)	(11,802)	677	(6%)
Impairment expense	(8,670)	(2,235)	(6,435)	(288%)
Loss on discontinued operations	(914)	(54,096)	53,182	(98%)
Other income (expenses), net	4,412	3,337	1,075	(32%)
Loss from equity method investees	-	(234)	234	(100%)
Net loss	$(17,530)	$(64,606)	$47,076	(73%)

Revenues

In years ended September 30, 2022, and 2021, the Company engages directly in the cultivation, production and sale of cannabis and related products.

In 2022 and 2021, the Company’s revenue was generated in the states of Oregon, Nevada, and California.

Cost of Revenues

Cost of goods sold for the year ended September 30, 2022, and 2021 totaled approximately $14.4 million and $14.4 million, respectively. The cost of revenue consisted of cannabis product cost, which includes contracted labor, growing, and trimming expenses, and product testing. The Company expects its cost of revenues to grow in line with its future revenue growth.

Operating Expenses

Consulting Fees

Consulting fees for the years ended September 30, 2022, and 2021 totaled approximately $0.7 million and $2.9 million, respectively. The decrease of $2.2 million is primarily related to stock-based compensation expenses recognized during the year ended September 30, 2021, for restricted stock awards and warrants to acquire the Company’s common stock issued to consultants.

Professional Fees

Professional fees for the years ended September 30, 2022, and 2021 totaled approximately $2.7 million and $3.2 million, respectively. The decrease of $.5 million is primarily related to legal, accounting, and other professional fees incurred as a result of acquisitions during the year ended September 30, 2021. We expect our professional fees to increase as we continue to grow our business.

General and Administrative

General and administrative expenses for the years ended September 30, 2022, and 2021 totaled approximately $11.1 million and $11.8 million, respectively. The decrease of approximately $0.7 million is primarily related to a decrease in costs related to advertising and promotion, office expenses, and salaries.

Impairment Expense

Impairment expense – investments totaled approximately $795,000. The Company recorded impairment expense of approximately $288,000 related to equity method investments, $250,000 related to recission of a planning and zoning license, $256,725 related to other investments for the year ended September 30, 2022.

During the year ended September 30, 2022, the Company recorded impairment expense to other intangible assets in the amount of $1,968 pertaining to Oregon cannabis licenses.

During the year ended September 30, 2022, the Company recorded impairment expense to goodwill in the amount of $5,907 pertaining to 7LV.

Other Income

Other income for the year ended September 30, 2022, and 2021 totaled approximately $4.4 and $3.3 million, respectively. Other income in the fiscal year ended September 30, 2022 included primarily a gain on extinguishment of debt of $0.8 million, change in fair value of warrant liability of $2.3 million, other income of $2.0 million, offset by interest expense of $0.7 million.

Loss from Equity Method Investees

Related to the year ended September 30, 2021, the Company recognized a loss $0.2 million from equity method investees.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2022, we had negative working capital of approximately $802,000, which included cash and cash equivalents of $1.5 million. We reported a net loss of approximately $17.5 million and our net cash used in operating expenses totaled $7.4 million, our cash provided by investing activities was $3.2 million and net cash used in financing activities totaled $0.6 million.

Going Concern

On September 30, 2022, the Company had approximate balances of cash and cash equivalents of $1.5 million, negative working capital of $0.8 million, total stockholders’ equity of $17.0 million and an accumulated deficit of $133 million.

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

During the year ended September 30, 2022, the Company recorded $250,000 related to recission of a planning and zoning license. The Company did not recognize an impairment expense for the year ended September 30, 2021.

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

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on September 30, 2022, for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Lease costs were $1,224 thousand and $599 thousand for the years ended September 30, 2022, and 2021, respectively. There was sublease rental income of $0 and $17 thousand, respectively for the years ended September 30, 2022, and 2021. The Company has ten operating leases consisting with remaining lease terms ranging from 4 months to 177 months.

Lease Costs

Year Ended
September 30,
2022
Components of total lease costs:
Operating lease expense	$1,224
Total lease costs	$1,224

Lease positions as of September 30, 2022

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated condensed balance sheet as follows:

September 30, 2022
Assets
Right of use asset	$6,874
Total assets	$6,874

Liabilities
Operating lease liabilities – short term	$580
Operating lease liabilities – long term	6,476
Total lease liability	$7,056

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	12.23
Weighted average discount rate – operating lease	11.04%

Cash Flows

Year Ended
September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	$1,224
Cash paydowns of operating liability	$(1,224)
Supplemental non-cash amounts of lease liabilities arising from obtaining:
ROU asset	$6,874
Lease Liability	$7,056

The future minimum lease payments under the leases are as follows:

2023	$1,337
2024	1,147
2025	1,053
2026	1,033
2027	825
Thereafter	8,345
Total future minimum lease payments	13,740
Less: Lease imputed interest	(6,684)
Total	$7,056

Disaggregation of Revenue

In the year ended September 30, 2022, and 2021, revenue reported was primarily from the sale of cannabis and related products accounted for under ASC 606.

The following table illustrates our revenue by type related to the years ended September 30, 2022, and 2021:

	September 30,
	2022	2021
Revenue
Wholesale	$4,306	$5,270
Retail	14,867	18,432
Rental	-	17
Other	118	692
Total revenue	19,291	24,411
Discounts and returns	(2,728)	(3,474)
Net Revenue	$16,563	$20,937

Geographical Concentrations

As of September 30, 2022, the Company is primarily engaged in the production and sale of cannabis, which is only legal for recreational use in 19 states and D.C., with lesser legalization, such as for medical use in an additional 21 states and D.C., as of the time of these consolidated financial statements. In addition, the United States Congress has passed legislation, specifically the Agriculture Improvement Act of 2018 (also known as the “Farm Bill”) that has removed production and consumption of hemp and associated products from Schedule 1 of the Controlled Substances Act.

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of September 30, 2022, and 2021 are as follows:

Potentially dilutive share-based instruments:	September 30,	September 30,
	2022	2021
Convertible notes	34,736,220	3,696,311
Options to purchase common stock	5,518,185	7,140,447
Unvested restricted stock awards	-	-
Warrants to purchase common stock	65,783,059	62,965,833
	106,037,464	73,802,591

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

TABLE OF CONTENTS FOR FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

of Stem Holdings, Inc

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Stem Holdings, Inc. (the Company) as of September 30, 2022 and September 30, 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

EXPLANATORY PARAGRAPH – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in Note 1, the Company had a net loss of approximately $17.5 million, negative working capital of $0.8 million and an accumulated deficit of $133.1 million as of and for the year ended September 30, 2022. In addition, the Company has commenced operations in the production and sale of cannabis and related products, an activity that is illegal under United States Federal law for any purpose, by way of Title II of the Comprehensive Drug Abuse Prevention and Control Act of 1970, otherwise known as the Controlled Substances Act of 1970 (the “ACT”). These facts raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

CRITICAL AUDIT MATTERS

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

Critical Audit Matter Description

As discussed in both note 1 to the financial statements and above, the Company incurred significant losses since inception, and has an accumulated deficit of approximately $133.1 million and a working capital deficit of $0.8 million as of September 30, 2022.

How We Addressed the Matters in Our Audit

Our audit procedures included (1) identifying the conditions and events noted above that, when considered in the aggregate, indicate there is substantial doubt about the Company’s ability to continue as a going concern; (2) evaluating management’s plans in connection with their intent to raise additional equity and debt financing in order to overcome the presumption of going concern; (3) reviewing and evaluating the financial statement presentation and disclosure regarding the substantial doubt about the ability of the Company to continue as a going concern.

Impairment of Goodwill and Other Intangible Assets

Critical Audit Matter Description

The Company’s impairment evaluation of its goodwill, and finite-lived intangible assets involves the comparison of the fair value of each reporting unit or intangible asset to its carrying value. For goodwill, the Company determined the fair value of its reporting units using the market-based approach which incorporates assumptions it believes market participants would utilize. Under the market-based approach, the Company determines fair value by comparing its reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. The Company assesses the recoverability of its finite-lived intangible assets by comparing projected undiscounted net cash flows associated with the related group of finite-lived intangible assets over their remaining estimated useful lives against their respective carrying amounts. In cases where estimated future net undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or asset group. Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable.

During the year the Company recorded $5.9 million impairment charge to its California reporting unit goodwill and a $2.0 million impairment charge related to its Oregon reporting unit finite-lived intangible assets.

Given the significant estimates and assumptions management makes to estimate the fair values of the goodwill and finite-lived assets, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions with respect to the revenue growth rates, the market-based valuation approach, and the valuation approach used for certain cannabis licenses, require a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures with respect to revenue growth rates, the market-based valuation approach, and the valuation approach used for certain cannabis licenses included the following, among others:

●	We evaluated the reasonableness of the long-term growth rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the long-term growth rate selected by management.

●	We evaluated management’s ability to accurately forecast the revenue growth rates by comparing forecasts used to historical growth rates.

●	We considered the impact of changes in the regulatory environment on management’s forecasts of the revenue growth rates.

●	We evaluated the revenue multiple used in management’s fair value estimates by comparing a basket of comparable public companies and reviewed adjustments resulting from differences in size.

●	We evaluated the fair values of cannabis licenses used by management by comparing them to publicly listed Oregon Liquor and Cannabis Commission licenses which were recently sold and licenses currently held for sale.

/s/ LJ Soldinger Associates, LLC

We have served as the Company’s auditor since 2017.

Deer Park, IL

January 13, 2023

PCAOB ID: 0000318

STEM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share amounts)

	September 30,	September 30,
	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$1,524	$5,464
Accounts receivable, net of allowance for doubtful accounts	313	260
Note receivable	-	430
Inventory	2,675	3,126
Prepaid expenses and other current assets	929	2,187
Assets held for sale	-	9,324
Total current assets	5,441	20,791

Property and equipment, net	9,089	12,598
Investment in equity method investees	-	1,008
Investments in affiliates	-	230
Deposits and other assets	13	13
Right of use asset	6,874	4,235
Intangible assets, net	8,014	10,856
Goodwill	1,522	7,429
Due from related party	28	28
Total assets	$30,981	$57,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	2,310	2,547
Convertible notes, net	1,477	2,940
Convertible notes, net related party	-	223
Current maturities of long-term debt	1,000	-
Short term notes and advances	451	650
Due to related party	-	1
Derivative liability	370	-
Lease liability	580	467
Warrant liability	55	2,277
Liabilities held for sale	-	6,801
Total current liabilities	6,243	15,906

Lease liability - long term	6,476	3,855
Finance liability	-	1,093
Long-term debt, mortgages	1,225	2,100
Total liabilities	13,944	22,954

Commitments and contingencies (Note 20)	-	-

Shareholders’ equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of September 30, 2022 and September 30, 2021	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of September 30, 2022 and September 30, 2021	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized; 227,013,967 and 230,738,620 shares issued, issuable and outstanding as of September 30, 2022 and September 30, 2021, respectively	227	230
Additional paid-in capital	148,450	148,249
Stock subscription receivable	-	(135)
Accumulated deficit	(133,118)	(115,750)
Total Stem Holdings stockholder’s equity	15,559	32,594
Noncontrolling interest	1,478	1,640
Total shareholders’ equity	17,037	34,234
Total liabilities and shareholders’ equity	$30,981	$57,188

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2022 and 2021

(in thousands except for share and per share amounts)

	For the Years Ended September 30,
	2022	2021

Revenues	$16,563	$20,937
Cost of goods sold	14,440	14,387
Gross Profit	2,123	6,550

Operating expenses:
Consulting fees	684	2,863
Professional fees	2,672	3,263
General and administration	11,125	11,802
Impairment expense – investments	795	2,235
Impairment expense – other intangible assets	1,968	-
Impairment expense – goodwill	5,907	-
Total operating expenses	23,151	20,163
Loss from operations	(21,028)	(13,613)

Other income (expenses), net
Interest expense	(650)	(1,953)
Change in fair value of derivative liability	(31)	577
Change in fair value of warrant liability	2,327	2,401
Foreign currency exchange gain (loss)	(4)	91
Other income	1,997	2,221
Gain on extinguishment of debt	803	-
Other loss	(30)	-
Total other income (expense)	4,412	3,337

Loss from continuing operations	(16,616)	(10,276)
Loss from equity method investees	-	(234)
Loss from discontinued operations, net of tax and gain on disposal of $831	(914)	(54,096)
Net loss	$(17,530)	$(64,606)

Net loss attributable to non-controlling interest	(162)	(242)

Net loss attributable to Stem Holdings	$(17,368)	$(64,364)

Net loss per share:
Basic and diluted loss from continuing operations, per share	(0.07)	(0.06)
Basic and diluted loss from discontinued operations, per share	(0.01)	(0.34)
Basic and diluted net loss, per share	(0.08)	(0.40)

Weighted-average shares outstanding
Basic	226,168,193	159,305,442
Diluted	226,168,193	159,305,442

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2022 and 2021

(in thousands, except for share and per share amounts)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stem Holdings Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity	Interest	Equity
Balance as of September 30, 2020	68,258,745	$68	$76,310	$-	$(51,386)	$24,992	$1,840	$26,832

Issuance of common stock in connection with consulting agreement	4,790,070	5	2,027	-	-	2,032	-	2,032

Issuance of common stock in related to commission expense	90,909	1	40	-	-	41		41

Issuance of common stock pursuant to Driven Deliveries, Inc. S1 registration	6,833,069	7	2,863	-	-	2,870	-	2,870

Stock based compensation	3,914,509	4	1,671	-	-	1,675	-	1,675

Issuance of common stock in connection with convertible debt	9,480,259	10	4,903	-	-	4,913	-	4,913

Issuance of common stock in connection with deposit for an asset acquisition	300,000	-	2,582	-	-	2,582	-	2,582

Cancellation of common stock related to convertible notes	(525,400)	(1)	1	-	-	-	-	-

Issuance of common stock related to rent and interest expense	847,117	1	426	-	-	427	-	427

Issuance of subscription receivable	-	-	600	-	-	600	-	600

Cancellation of common stock related to investments	(694,233)	(1)	1	-	-	-	-	-

Issuance of common stock related to settlement payment	500,000	1	5,439	-	-	5,440	-	5,440

Issuance of common stock related to Private Placement Memorandum, net	5,322,136	5	4,892	-	-	4,897	-	4,897

Issuance of common stock related to Prospectus	19,276,340	19	7,900	-	-	7,919	-	7,919

Issuance of common stock related to cash purchase	1,465,117	1	629	-	-	630	-	630

Issuance of common stock related to exercise of options	10,000	-	1	-	-	1	-	1

Issuance of warrants in connection with employment agreement	-	-	238	-	-	238	-	238

Issuance of options in connection with employment agreement	-	-	406	-	-	406	-	406

Recognition of non-controlling interest related to asset acquisition	-	-	-	-	-	-	42	42

Impairment of investment	-	-	-		-	-	-	-

Share exchange agreement adjustment	-	-	-	-	-	-	-	-

Cancellation of common stock in connection with Subscription Agreement	(58,140)	-	-	-	-	-	-	-

Issuance of common stock in connection with asset acquisitions	8,209,178	8	-	-	-	8	-	8

Acquisition of Driven Deliveries, Inc. and adjustments	101,968,944	102	37,320	(135)	-	37,287	-	37,287

Net loss	-	-	-	-	(64,364)	(64,364)	(242)	(64,606)

Balance as of September 30, 2021	229,988,620	$230	$148,249	$(135)	$(115,750)	$32,594	$1,640	$34,234

Common stock issued for cash	3,223,611	3	282	-	-	285	-	285

Issuance of common stock in connection with consulting agreement	130,000	-	30	-	-	30	-	30

Stock based compensation	3,137,500	3	310	-	-	313	-	313

Issuance of common stock related to interest expense	1,751,186	2	119	-	-	121	-	121

Common stock issued related to conversion of debt	289,750	1	5	-	-	6	-	6

Common stock cancelled related to discontinued operations	(11,506,700)	(12)	(1,169)	135	-	(1,046)	-	(1,046)

Issuance of warrants in connection with consulting agreement	-	-	158	-	-	158	-	158

Issuance of options in connection with employment agreement	-	-	454	-	-	454	-	454

Issuance of warrants in connection with extension of debenture maturity	-	-	12	-	-	12	-	12

Net loss	-	-	-	-	(17,368)	(17,368)	$(162)	(17,530)
Balance as of September 30, 2022	227,013,967	$227	$148,450	$-	$(133,118)	$15,559	$1,478	$17,037

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2022 and 2021

(in thousands)

	For the Years Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(17,530)	$(10,510)
Equity method investee loss	-	234
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	797	2,082
Issuance of common stock in connection with consulting agreements	263	2,270
Issuance of common stock related to rent and interest expense	264	427
Impairment of intangible assets	1,961	-
Impairment of investments	795	-
Impairment of goodwill	5,907	-
Depreciation and amortization	1,612	1,895
Amortization of intangible assets	881	345
Gain on extinguishment of debt	(803)	-
Amortization of debt discount	96	615
Impairment of note receivable	-	560
Gain on sale of equity method investments	(488)	(52)
Recognition of derivative liability	-	(577)
Change in fair value of warrant liability and derivative liability	(2,296)	(2,401)
Foreign currency adjustment	4	91
Gain on sale of property	(1,370)	(766)
Other	-	288
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(53)	294
Prepaid expenses and other current assets	2,367	(2,061)
Inventory	451	(907)
Accounts payable and accrued expenses	(238)	(1,106)
Net cash used in continuing operating activities	(7,380)	(9,279)
Net cash provided by (used in) discontinued operating activities	914	-
Net cash used in operating activities	(6,466)	(9,279)

Cash flows from investing activities
Purchase of property and equipment	(215)	(577)
Project costs	-	(179)
Cash received from sale of property	1,832	-
Cash received related to sale of equity method investment and note receivable	1,651	1,514
Issuance of note receivable	-	(560)
Investments	(82)	-
Related party payments	-	-
Net cash provided by continuing investing activities	3,186	198
Net cash provided by investing activities	3,186	198

Cash flows from financing activities
Proceeds from the issuance of common stock	285	15,746
Notes payable and advanced proceeds	252	-
Debt conversions	-	(100)
PPP and debt forgiveness	-	(1,031)
Repayments of notes payable	(1,197)	(2,199)
Net cash provided by (used in) financing activities from continuing operations	(660)	12,416
Net cash provided by financing activities	(660)	12,416

Net (decrease) increase in cash and cash equivalents	(3,940)	3,335
Cash and cash equivalents at the beginning of the period	5,464	2,129
Cash and cash equivalents at the end of the period	$1,524	$5,464

Supplemental disclosure of cash flow information:
Cash paid for interest	$308	$1,151
Cash paid for taxes	$-	$-
Supplemental disclosure of noncash activities:
Non-cash repayment of finance liability	$1,092	$-
Financed Insurance	$449	$598
Interest paid in the form of common stock	$67	$218
Issuance of common stock related to separation agreement	$-	$290
Acquisition of JV Retail 3 and JV Retail 4	$-	$1,323
Acquisition of Artifact	$-	$1,058
Conversion of debt and accrued interest to equity	$-	$4,913
Issuance of common stock for settlement	$-	$5,440
Refinancing of mortgage	$1,100	$1,100

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

The Company purchases, improves, leases, operates, and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, and California. As of September, 30, 2022, Stem had ownership interests in 23 state issued cannabis licenses including nine (9) licenses for cannabis cultivation, three (3) licenses for cannabis processing, two (2) licenses for cannabis wholesale distribution, three (3) licenses for hemp production and (6) cannabis dispensary licenses.

The Company has nine wholly-owned subsidiaries, including Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, Inc., Stem Holdings Oregon Acquisitions 1, Corp., Stem Holdings Oregon Acquisitions 2, Corp., Stem Holdings Oregon Acquisitions 3, Corp., Stem Holdings Oregon Acquisitions 4 Corp., 2336034 Alberta Ltd. Stem, through its subsidiaries, is currently in the process of seeking the acquisition of entities or to be acquired by entities directly in the production and sale of cannabis. Driven Deliveries, Inc., a former wholly-owned subsidiary, was sold during the quarter ended December 31, 2021 (see Note 3).

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQB exchange under the symbol “STMH”.

In June 2021, the Company’s shareholders approved a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized common shares from 300,000,000 shares to 750,000,000 shares.

Going Concern

On September 30, 2022, the Company had approximate balances of cash and cash equivalents of $1.5 million, and working capital deficit of approximately $802 thousand, and an accumulated deficit of $133 million.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is primarily maintained in checking accounts. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. As of September 30, 2022, and 2021, the Company had no cash equivalents or short-term investments. The Company has not experienced any losses on deposits of cash and cash equivalents.

Accounts Receivable

Accounts receivable is shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. As of September 30, 2022, and 2021 the reserve for doubtful accounts was $79 for both periods.

Inventory

Inventory is comprised of raw materials, finished goods and work-in-progress such as pre-harvested cannabis plants and by-products to be extracted. The costs of growing cannabis including but not limited to labor, utilities, nutrition, and irrigation, are capitalized into inventory until the time of harvest. The Company recorded an adjustment to reduce inventory to net realizable value of $88 and $0 as of September 30, 2022 and 2021, respectively.

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

During the years ended September 30, 2022, and 2021, the Company recognized its share of investee losses of approximately $0 and $234 thousand, respectively. The loss for the year ended September 30, 2021, was an aggregate of Community Growth Partners Holdings, Inc., (“CGP”) of approximately $233 thousand and Tilstar Medical, LLC (“TIL”) of approximately $1 thousand.

Investments were impaired by $795 thousand and $2.2 million for the years ended September 30, 2022, and 2021 respectively.

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

Goodwill and Intangible Assets

Goodwill. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If the Company concludes otherwise, the Company is required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill. Goodwill impairment expense of $5.9 million and $0 was incurred for the years ended September 30, 2022, and 2021 respectively.

Intangible Assets. Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated. Definite-lived intangible assets were impaired by $1,961 and $0 for the years ended September 30, 2022, and 2021 respectively.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. As of September 30, 2022, and 2021, such net operating losses were offset entirely by a valuation allowance.

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

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on September 30, 2022, for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Lease costs were $1,224 thousand and $599 thousand for the years ended September 30, 2022, and 2021, respectively. There was sublease rental income of $0 and $17 thousand, respectively for the years ended September 30, 2022, and 2021. The Company has ten operating leases consisting with remaining lease terms ranging from 4 months to 177 months.

Lease Costs

Year Ended
September 30,
2022
Components of total lease costs:
Operating lease expense	$1,224
Total lease costs	$1,224

Lease positions as of September 30, 2022

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated condensed balance sheet as follows:

September 30, 2022
Assets
Right of use asset	$6,874
Total assets	$6,874

Liabilities
Operating lease liabilities – short term	$580
Operating lease liabilities – long term	6,476
Total lease liability	$7,056

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	12.23
Weighted average discount rate – operating lease	11.04%

Cash Flows

Year Ended
September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	$1,224
Cash paydowns of operating liability	$(1,224)
Supplemental non-cash amounts of lease liabilities arising from obtaining:
ROU asset	$6,874
Lease Liability	$7,056

The future minimum lease payments under the leases are as follows:

2023	$1,337
2024	1,147
2025	1,053
2026	1,033
2027	825
Thereafter	8,345
Total future minimum lease payments	13,740
Less: Lease imputed interest	(6,684)
Total	$7,056

Disaggregation of Revenue

In the year ended September 30, 2022, and 2021, revenue reported was primarily from the sale of cannabis and related products accounted for under ASC 606.

The following table illustrates our revenue by type related to the years ended September 30, 2022, and 2021:

	September 30,
	2022	2021
Revenue
Wholesale	$4,306	$5,270
Retail	14,867	18,432
Rental	-	17
Other	118	692
Total revenue	19,291	24,411
Discounts and returns	(2,728)	(3,474)
Net Revenue	$16,563	$20,937

Geographical Concentrations

As of September 30, 2022, the Company is primarily engaged in the production and sale of cannabis, which is only legal for recreational use in 19 states and D.C., with lesser legalization, such as for medical use in an additional 21 states and D.C., as of the time of these consolidated financial statements. In addition, the United States Congress has passed legislation, specifically the Agriculture Improvement Act of 2018 (also known as the “Farm Bill”) that has removed production and consumption of hemp and associated products from Schedule 1 of the Controlled Substances Act.

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of September 30, 2022, and 2021 are as follows:

Potentially dilutive share-based instruments:	September 30,	September 30,
	2022	2021
Convertible notes	34,736,220	3,696,311
Options to purchase common stock	5,518,185	7,140,447
Unvested restricted stock awards	-	-
Warrants to purchase common stock	65,783,059	62,965,833
	106,037,464	73,802,591

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $266 thousand and $368 thousand for the year ended September 30, 2022, and 2021, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard was adopted as of October 1, 2020. As of September 30, 2022, the Company recognized additional operating liabilities of approximately $7.1 million, with corresponding ROU assets of approximately $6.9 million.

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

3. Discontinued Operations, Assets and Liabilities Held for Sale

Discontinued Operations

On December 15, 2021, pursuant to a Share Exchange Agreement, the Company sold Driven Deliveries and its subsidiaries to the shareholders of Budee, Inc. in a transaction which the Company fully divested all of its interests in Driven Deliveries and all of its subsidiaries. Included in the terms of the Share Exchange Agreement, the shareholder of Budee, Inc., and prior officer of Driven Deliveries returned approximately 11.5 million shares of the Company’s common stock and assumed approximately $7.1 million of the Companies liabilities. Notwithstanding, the Company was responsible for approximately $210,000 of accounts payable assumed in the acquisition of Driven Deliveries , of which $130 thousand remains outstanding as of September 30, 2022.

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

The total assets and total liabilities in the above table for the year ended September 30, 2021, are presented in the balance sheet as of September 30, 2022, as Assets held for sale and Liabilities held for sale.

The following table presents the operating results related to the divestiture of Driven Deliveries; Inc. (in thousands):

	Year Ended September 30,
	2022	2021

Revenues	$3,805	$14,832
Cost of goods sold	3,772	13,796
Gross Profit	33	1,036

Operating expenses:
Consulting fees	4	115
Professional fees	24	275
General and administration	1,749	4,643
Impairment expense	-	50,255
Total operating expenses	1,777	55,288
Loss from operations	(1,744)	(54,251)

Other income (expenses)
Interest expense	(1)	-
Other income	-	155
Total other income (expense)	(1)	155
Net loss	$(1,745)	$(54,096)

4. Property, Plant & Equipment

Property and equipment consist of the following (in thousands):

	September 30,	September 30,
	2022	2021

Land	$1,151	$1,451
Automobiles	93	74
Signage	19	19
Furniture and equipment	2,590	3,033
Leasehold improvements	3,532	3,474
Buildings and property improvements	7,460	10,126
Computer software	59	56
	14,904	18,233
Accumulated depreciation	(5,815)	(5,635)
Property and equipment, net	$9,089	$12,598

Depreciation expense was approximately $1.61 million and $1.93 million for the years ended September 30, 2022, and 2021, respectively. Depreciation expense is included in general and administrative expense.

5. Inventory

Inventory consists of the following (in thousands):

	September 30,	September 30,
	2022	2021

Raw materials	$569	$866
Work-in-progress	450	543
Finished goods	1,656	1,717
Total Inventory	$2,675	$3,126

Raw materials and work-in-progress include the costs incurred for cultivation materials and live plants. Finished goods consists of cannabis products sent to retail locations or ready to be sold. No inventory reserve was recorded for the years ended September 30, 2022, and 2021 due to management’s assessment of the inventory on hand.

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets are assets and payments previously made, that benefit future periods. The balance as of September 30, 2022, includes the Employee Retention Tax Credit (“ERTC”) program from the U.S Treasury, as part of the COVID-19 stimulus package. During the fiscal year ended September 30, 2021, the Company applied for certain ERTC credits in the approximate amount of $5.1 million, which is reflected within the Statement of Operations as a reduction to general and administration expense. The remaining balance of the ERTC receivable was approximately $201 thousand as of September 30, 2022.

Prepaid and other current assets comprised of the following:

	September 30,	September 30,
	2022	2021

Prepaid expenses	$538	$732
ERTC credits	201	605
Deposits and other current assets	190	850

Total prepaid expenses and other current assets	$929	$2,187

7. Equity method investments

Tilstar Medical, LLC

In April 2019, the Company entered into an agreement to acquire 48% of the membership interest of Tilstar Medical, LLC (“TIL”). TIL is a startup operation located in Laurel, Maryland and owns a project management company which assists in procuring licenses for the production and sale of cannabis. The purchase price for the 48% interest was $550,000 to capitalize TIL which under the operating agreement occurs upon the execution of the agreement. As of September 30, 2019, the Company had funded the $550,000 and accounted for its investment using the equity method of accounting. The Company was not made aware at time of its investment in the type and magnitude of expenses that would be funded with its investment capital and is currently in the process of renegotiating the terms of the operating agreement. During the year ended September 30, 2019, Tilstar Medical along with its partner, Stem Holdings, Inc. received a letter from the Maryland Medical Cannabis commission with notification that we received stage one pre-approval for a processor license. The Companies application ranked amongst the top nine highest scoring applications for a medical cannabis processor license. Final awards will be issued during calendar year 2021. During the years ended September 30, 2022 and 2021, the Company recognized minimal losses on investments related to TIL. During the year ended September 30, 2022, the Company recorded impairment expense of approximately $288,000 related to its investment in TIL.

Community Growth Partners, Inc

On January 6, 2020, the Company issued a convertible promissory note to Community Growth Partners Holdings, Inc., (“CGS”) which acted as a line of credit. Subject to the terms and conditions of the note, CGS promised to pay the Company all of the outstanding principal together with interest on the unpaid principal balance upon the date that is twelve months after the effective date and was payable as follows: (a)The Company agreed to make several loans to CGS from time to time upon request of CGS in amounts not to exceed the principal sum of $2,000,000, (b) Payment of principal and interest shall be immediately available funds, (c) This note may be prepaid in whole or in part at any time without premium or penalty. Any partial prepayment shall be applied against the principal amount outstanding, (d) The unpaid principal amount outstanding under this note shall bear interest commencing upon the first advance at the rate of 10% per annum through the maturity date, calculated on the basis of a 365-day, until the entire indebtedness is fully paid, Upon the closing of a $2,000,000 financing by the Company, all of the principal and interest shall automatically convert into equity shares of CGS at the price obtained by the qualified financing. As of September 30, 2020, a portion of the note was converted into 7% equity. In March 2021, the balance of a note receivable was converted into an additional 6% equity leaving an equity investment of 13%. As of the year ended September 30, 2022, pursuant to a secondary stock purchase agreement, the Company sold its note receivable and equity investment in CGS in consideration for $1.65 million in cash, and recorded a gain of $488 thousand for the year ended September 30, 2022.

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

On January 6, 2020, the Company issued a convertible non-negotiable revolving credit promissory note up to $2,500,000 with a four-year term to CGS. Subject to the terms and conditions of the note, CGS promises to pay the Company the lesser of $2,500,000 or the aggregate unpaid principal amount of the loan. In the period of January 2020 through August 2020 the Company advanced $899,700 related to the note. In September 2020, the Company converted $480,182 of the balance into approximately 7% ownership in CGS. In March 2021, the Company converted the remaining balance plus accrued interest of $30,000 into an additional 6% ownership interest in CGS. As of the year ended September 30, 2022, pursuant to a secondary stock purchase agreement, the Company sold its equity investment in CGS in consideration for $1.65 million in cash.

In September 2020 a former employee received funds on behalf of the Company. On October 1, 2020, the Company executed a $14 thousand promissory note to memorialize and structure a plan to receive the funds from the individual. The note was non-interest bearing and was to be paid in equal monthly installments over an eighteen-month term with a maturity date of March 1, 2022. As of September 30, 2022, and September 30, 2021, the principal balance of the note was $0 and $3 thousand, respectively.

On October 1, 2020, the Company issued a $100,000 promissory note to Bushman Holdings, Inc., (“BHI”) BHI is a CBD Cannabis holding company in Florida. During the year ended September 30, 2021, the Company issued additional promissory notes totaling $210,000. Subject to the terms and conditions of the notes, BHI promised to pay the Company all outstanding balances on or before January 1, 2022. The Company has determined that the note is uncollectible and recognized bad debt expense of $310,000 for the year ended September 30, 2021.

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

9. Consolidated Asset Acquisitions

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

Michigan RE 1

On January 4, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with Michigan RE 1, Inc. (“MRE1”) pursuant to a private placement offering of up to an aggregate amount of $510 comprising up to 510 shares of MRE1’s common stock which represents 51% ownership by the Company. On January 5, 2021, the Company was party to an Asset Purchase Agreement between Leoni Wellness, LLC (“Seller”) and Organic Guyz, LLC (“Purchaser”) whereas the Seller is engaged in the recreational cannabis business and the Purchaser desired to purchase the local municipal license to operate an adult use retailer in the City of Kalamazoo, Michigan. The purchase price to be paid by the Purchaser was $400,000. As of September 30, 2021, the buildout of the Michigan retail dispensary had begun, however the project has been delayed due to Department of Zoning and Planning coding issues. During the year ended September 30, 2022, due to related religious reasons, the Department of Zoning and Planning had indicated that it would not issue a license, therefore, impairing this investment in full in the amount of $507 thousand.

Kaya Holdings, Corp.

On April 13, 2021, the Company executed an Investors’ Rights Agreement in conjunction with a Subscription Agreement with Kaya Holdings, Corp. The Company purchased 2,875,000 shares of Class B common stock of Kaya Holdings, Corp for a total investment of $230,000. In addition to the purchased Class B shares, the Company received 500,000 founder Class B shares resulting in a total of 3,375,000 Class B shares. For the year ended September 30, 2022, the Company, pursuant to a securities purchase agreement sold all of these shares to a third party for $200,000, incurring a loss of $30,000.

10. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows (in thousands):

	As of September 30, 2021
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$587	$(34)	$553	36.2%
Western Coast Ventures, Inc.	1,052	(210)	842	49.0%
YMY Ventures, Inc.	243	56	299	50.0%
Michigan RE 1, Inc.	-	(54)	(54)	49.0%
	$1,882	$(242)	$1,640

	As of September 30, 2022
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$553	$(37)	$516	36.2%
Western Coast Ventures, Inc.	842	$(3)	839	49.0%
YMY Ventures, Inc.	299	$30	329	50.0%
Michigan RE 1, Inc.	(54)	$(152)	(206)	49.0%
	$1,640	$(162)	$1,478

11. Business Combination

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

The goodwill of $11,740,000 was not expected to be deductible for income tax expenses.

Based on a review of long-lived tangible and intangible asset, and goodwill, an impairment expense of $52.5 million was recorded during the fiscal year ended September 30, 2021.

On December 17, 2021, pursuant to a Share Exchange Agreement, the Company sold Driven Deliveries and its subsidiaries to the shareholders of Budee, Inc. in a transaction which STEM fully divested its interest in Driven Deliveries and its subsidiaries. Included in the terms of the Share Exchange Agreement, the shareholders of Budee, and a prior officer of Driven Deliveries returned approximately 11.5 million shares of the Company’s common stock and assumed approximately $7.9 million of the Company’s liabilities. Notwithstanding, the Company was responsible for $210,753 of accounts payable assumed in the acquisition of Driven Deliveries. (see Note 3).

During the year ended September 30, 2021, the Company also recorded adjustments for the elimination of other investments totaling $1.715 million.

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

The following unaudited proforma condensed consolidated results of operations have been prepared as if the acquisition above occurred October 1, 2020.

Year Ended
September 30, 2021
Revenue	$43,821
Net loss	$(75,427)

The unaudited proforma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of October 1, 2021, nor are they necessarily indicative of the results that may occur in the future.

12. Intangible Assets, net

Intangible assets as of September 2021, and 2020 (in thousands):

	Estimated Useful Life	Cannabis Licenses	Tradename	Customer Relationship	Non-compete	Technology	Accumulated Amortization	Net Carrying Amount
Balance as September 30, 2021		$20,092	$951	$645	$220	$418	$(3,861)	$18,465
YMY Ventures	15	-	-	-	-	-	(49)	(49)
Western Coast Ventures, Inc.	15	-	-	-	-	-	-	-
Yerba Buena	3-15 years	(1,238)	-	-	-	-	386	(852)
Foothill (7LV)	15	-	-	-	-	-	(523)	(523)
Driven Deliveries (See Note 3)	10-15 years	(9,315)	(413)	-	-	(413)	2,533	(7,608)
JV Retail 3	3-15 years	(391)	(129)	-	-	-	16	(504)
JV Retail 4	3-15 years	(391)	(129)	-	-	-	18	(502)
JV Extraction	10-15 years	(392)	-	-	-	-	(21)	(413)
Other	5	-	-	-	-	-	-	-
Balance as September 30, 2022		$8,365	$280	$645	$220	$5	$(1,501)	$8,014

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes. Amortization expense for the years ended September 30, 2022, and 2021 was $881 thousand and $3,460, respectively.

The following table is a runoff of expected amortization in the following 5-year period as of September 30:

2023	$680
2024	680
2025	680
2026	680
2027	680
Thereafter	4,614
$8,014

13. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30,	September 30,
	2022	2021
Accounts payable	1,790	$1,105
Accrued credit cards	14	25
Accrued interest	111	87
Accrued payroll	109	713
Accrued sales tax liability	120	148
Other	166	469
Total Accounts Payable and Accrued Expenses	$2,310	$2,547

14. Notes Payable and Advances

The following table summarizes the Company’s short-term notes and advances, acquisition note payable, due to related party loans, and long-term debt, mortgages as of September 30, 2022, and 2021:

	September 30,	September 30,
	2022	2021
Equipment financing	$20	$30
Insurance financing	230	261
Promissory note	201	359
Total notes payable and advances	$451	$650

Current portion of long-term debt	$1,000	$-

Long-term mortgages, net of current portion	1,225	2,100
Total long-term debt, net of current portion	$2,225	$2,100

Equipment financing

Effective April 29, 2018, the Company entered into a 36-month premium finance agreement in consideration for a John Deere Gator Tractor in the principal amount of $15,710. The note bears no annual interest rate and requires the Company to make thirty-six monthly payments of $442 over the term of the note. As of September 30, 2022, and 2021, the obligation outstanding is $0. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note was secured by the equipment financed.

Pursuant to the Company’s acquisition of Yerba Buena the Company assumed a note payable obligation dated July 2017 related to a tractor which had a 60-month premium finance agreement. The principal amount was $28,905. The note bears no annual interest rate and requires the Company to make sixty monthly payments of $482 over the term of the note. No amount was recorded for the premium for the non-interest-bearing feature of the note as it was immaterial. The note is secured by the equipment financed. As of September 30, 2022, the obligation outstanding is $0.

January 2021, the Company entered into a promissory note in the amount of $27,880 for the acquisition of a truck. The promissory note bears an interest rate of 13.29% per annum and is secured by the financed vehicle. The note has a sixty-month term with monthly payment of $642. As of September 30, 2022, the balance outstanding is $20,465.

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

Effective December 4, 2020, the Company entered into a 10-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $9,920. The note bears an annual interest rate of 12.8%. The Company paid $2,383 as a down payment on December 4, 2020, the note requires the Company to make 10 monthly payments of $754 over the remaining term of the note. As of September 30, 2022, the obligation has been paid.

Effective February 24, 2021, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $13,694. The note bears an annual interest rate of 7.369%. The Company paid $3,424 as a down payment on April 19, 2021, the note requires the Company to make 9 monthly payments of $1,199 over the remaining term of the note. As of September 30, 2022, the obligation has been paid.

Effective April 10, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $78,750. The note bears an annual interest rate of 8.35%. The Company paid $15,750 as a down payment on May 10, 2021, the note requires the Company to make 9 monthly payments of $7,271 over the remaining term of the note. As of September 30, 2022, the obligation has been paid.

Effective April 17, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $23,014. The note bears an annual interest rate of 11.98%. The Company paid $4,871 as a down payment on March 16, 2021, the note requires the Company to make 10 monthly payments of $1,814 over the remaining term of the note. As of September 30, 2022, the obligation outstanding has been paid.

Effective May 31, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $8,906. The note bears an annual interest rate of 10.25%. The Company paid $2,537 as a down payment on May 28, 2021, the note requires the Company to make 9 monthly payments of $741 over the remaining term of the note. As of September 30, 2022, the obligation has been paid.

Effective July 16, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $11,830. The note bears an annual interest rate of 1.06%. The Company paid $4,113 as a down payment in June 2021, the note requires the Company to make 9 monthly payments of $771 over the remaining term of the note. As of September 30, 2022, the obligation has been paid.

Effective July 17, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $16,850. The note bears an annual interest rate of 3.96%. The note requires the Company to make 12 monthly payments of $1,351 over the term of the note. As of September 30, 2022, the obligation has been paid.

Effective August 30, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $58,899. The note bears an annual interest rate of 7.99%. The Company paid $17,769 as a down payment on August 1, 2021, the note requires the Company to make 9 monthly payments of $4,113 over the remaining term of the note. Additionally, effective August 30, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $94,116. The note bears an annual interest rate of 11.26%. The Company paid $27,102 as a down payment on August 27, 2021, the note requires the Company to make 9 monthly payments of $7,446 over the remaining term of the note. During the year ended September 30, 2022, a new location was added to the policy, therefore, creating a new finance agreement requiring 7 payments of $12,188 which has been satisfied.

Effective October 26, 2021, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $10,411. The note bears an annual interest rate of 10.65%. The Company paid $1,751 as a down payment in October 2021, the note requires the Company to make 10 monthly payments of $866 over the remaining term of the note. As of September 30, 2022, the obligation has been paid.

Effective February 9, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $430,657. The note bears an annual interest rate of 7.64%. The Company paid $86,131 as a down payment on February 14, 2022, the note requires the Company to make 10 monthly payments of $35,795 over the remaining term of the note. As of September 30, 2022, the obligation outstanding is $107,386.

Effective February 24, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $17,551. The note bears an annual interest rate of 7.37%. The Company paid $18,033 as a down payment on February 24, 2022, the note requires the Company to make 10 monthly payments of $1,327 over the remaining term of the note. As of September 30, 2022, the obligation outstanding is $3,981.

Effective April 6, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $29,060. The note bears an annual interest rate of 9.65%. The Company paid $5,812 as a down payment on April 6, 2022, the note requires the Company to make 9 monthly payments of $2,697.47 over the remaining term of the note. As of September 30, 2022, the obligation outstanding is $10,790.

Effective May 23, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $7,599. The note bears an annual interest rate of 11.50%. The Company paid $2,121 as a down payment on May 23, 2022, the note requires the Company to make 9 monthly payments of $640.41 over the remaining term of the note. As of September 30, 2022, the obligation outstanding is $3,842.

Effective April 5, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $20,931. The note bears an annual interest rate of 10.50%. The Company paid $5,347 as a down payment on April 5, 2022, the note requires the Company to make 9 monthly payments of $1,808.22 over the remaining term of the note. As of September 30, 2022, the obligation outstanding is $7,233.

Effective July 7, 2022, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $10,150. The note bears an annual interest rate of 11%. The Company paid $3,950 as a down payment in July 2022, the note requires the Company to make 9 monthly payments of $837 over the remaining term of the note. As of September 30, 2022, the obligation outstanding is $5,861.

Effective July 31, 2022, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $144,500. The note bears an annual interest rate of 9.49%. The Company paid $35,803 as a down payment in August 2022, the note requires the Company to make 10 monthly payments of $11,348 over the remaining term of the note. As of September 30, 2022, the obligation outstanding is $90,784.

Promissory note

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The note matures in October 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory note, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. As of September 30, 2021, the obligation outstanding is $425,000 and $358,996, net of debt discount of $66,004. As of September 30, 2022, the obligation outstanding is $250,000 and the balance is $200,548, net of debt discount of $49,452. The Company was notified that the maturity dates on these notes have been extended for the near-term.

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

Settlement payable

As part of the Agreement and Plan of Merger with Driven Deliveries the Company assumed a settlement payable related to an employment claim where Driven shall pay certain employees a total of $250,451. This settlement is payable in equal bi-monthly payments over a period of seventeen (17) Months (36 pay periods), beginning in February 2021. As of September 30, 2021, the settlement payable is presented on the balance sheet in the amount of $92,045. The balance was paid in full during the fiscal year ended September 30, 2022.

Long-term debt, mortgages

In January 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began February 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on January 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of September 30, 2022, the Company paid off the existing debt of $400,000 and procured another mortgage in the amount of $450,000. This obligation has no personal guarantee; however, a corporate guarantee has been perfected. The new interest is 12% on a three-year term.

In March 2020, the Company executed a $400,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began May 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on April 1, 2022, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $38,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of September 30, 2022, the obligation outstanding is $400,000. Subsequently, the Company has exercised its right to extend the maturity and is now due April 1, 2023.

In March 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began April 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on March 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of September 30, 2022, the Company paid off the existing debt of $700,000 and procured another mortgage in the amount of $775,000. This obligation has no personal guarantee; however, a corporate guarantee has been perfected. The new interest is 12% on a two-year term.

In July 2020, the Company executed a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 14% per annum. Monthly interest only payments began August 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on July 31, 2023, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of September 30, 2022, the obligation outstanding is $200,000.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. As of September 30, 2019, the balance due totals $300,000. In August 2020, the Company refinanced this obligation and paid the $300,000 balance. The refinanced mortgage term is 36 months and includes and interest rate of 14% and monthly interest only payments of $4,667. As of September 30, 2022, the balance due totals $400,000.

The following is a table of the 5-year runoff of our long-term debt as of September 30:

2023	$1,000
2024	775
2025	450
2026	-
2027	-
Thereafter	-
2,225
Less current portion of long-term debt:	(1,000)
$1,225

Finance liability

In November 2020, the Company executed a mortgage payable on property located in Mulino, Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. The entire unpaid balance is due November 2022, the maturity date of the mortgage, and was secured by the underlying property. The note was cross guaranteed by the former CEO and Director of the Company. On November 23, 2020, the Company executed a real estate purchase agreement related to the Mulino Property which included the sale of the property and payoff of the mortgage. Additionally, the Company entered into a lease agreement whereas the amount of $13,750 required as a rent payment through the lease is being recorded as interest expense and the Company recorded a finance liability of $1,094,989 related to the lease under the guidance of ASC 842 as a failed sale and leaseback transaction. During the fiscal year ended September 30, 2022, the Company executed a sale lease back agreement with the Company’s Mulino property, and entered into a 15-year lease with an unrelated third party located in Englewood, CO. The lease requires the Company to pay a starting base rental fee of $29,167 plus additional estimated triple net charges per month including real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance, and utilities are included and paid monthly. This transaction resulted in net proceeds to the Company in the amount of $1.8 million and a gain on sale of $1.4 million, recorded in other income.

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

The Company valued the warrants granted using the Black-Scholes pricing model and determined that the value at grant date was approximately $424,000 USD (this includes the warrants issued as part of the penalty for failure to timely file the required registration statement under the indenture agreement). The significant assumptions used in the valuation were as follows:

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

In June 2022, the Company received approval of the holders Warrant holders of the warrants and the holders debenture holders of the Convertible Debentures to reprice the convertible securities issued in connection with the Company’s special warrant financing, which initially closed on December 27, 2018, and June 14, 2019. The share purchase warrants of the Company issued in connection with the financing will be repriced to C$0.20 per Common Share and the convertible debentures of the Company issued in connection with the financing will be repriced to C$0.10 per common share. Additionally, the Debenture holders have approved the following amendments to the terms of the convertible debentures: (i) an extension to the maturity date of the convertible debentures to three years ; and (ii) an amendment to permit the Company to force the conversion of the principal amount of the then outstanding convertible debentures and any accrued and unpaid interest thereof at the new conversion price on not less than 30 days’ prior written notice if the closing trading price of the shares of common stock of the Company’s common shares exceeds C$0.80 for a period of 10 consecutive trading days on the CSE, (iii) the payment of 5% of the principle amount. Share purchase warrants of the Company were issued in connection this repricing at 167 common share warrants for each $1,000 debenture unit held. A debt discount of $1.2 million was recorded and will be amortized over the remaining life of the convertible debt, and as part of the modification of convertible debt. This transaction was accounted for as extinguishment of debt which resulted in a gain of $803 thousand. As of September 30, 2022, the convertible debt related to the above debentures was $1.5 million and $2.9 million, net of a debt discount of $1.1 million and $0, respectively.

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Canaccord convertible notes and the subsequent fair value measurement for the period ended September 30, 2022, in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2021	$-	$-
Modification of debentures	-	339
Change in fair value	-	31
Balance as of September 30, 2022	$-	$370

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2021 (in thousands):

	Fair value measured at September 30, 2022
		Quoted prices	Significant other	Significant
		in active markets	observable inputs	unobservable inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$55	$-	$-	$55
Embedded derivative liability	370	-	-	370
Total fair value	$425	$-	$-	$425

There were no transfers between Level 1, 2 or 3 during the year ended September 30, 2022.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended September 30, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

		Embedded
	Warrant Liability	Derivative Liability	Total
Balance – September 30, 2020	$257	$592	$849
Warrants granted for stock-based compensation	59	-	59
Warrants issued pursuant to acquisition (see Note 9)	9,000	-	9,000
Issuance of convertible notes	(66)	(15)	(81)
Change in fair value	(2,401)	(577)	(2,978)
Cancellation of warrants pursuant to settlement agreement	(4,572)	-	(4,572)

Balance - September 30, 2021	$2,277	$-	$2,277
Warrants granted	105	-	105
Modification of debentures	-	339	339
Change in fair value	(2,327)	31	(2,296)

Balance - September 30, 2022	$55	$370	$425

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of September 30, 2022, and 2021 is as follows:

	Warrant Liability
	As of September 30,	As of September 30,
	2022	2021
Strike price	$0.49	$0.48
Contractual term (years)	1.43	2.57
Volatility (annual)	100%	74%
Risk-free rate	4.1%	1.0%
Dividend yield (per share)	0%	0%

	Embedded Derivative Liability
	As of September 30,	As of September 30,
	2022	2021
Strike price	$0.10	$0.90
Contractual term (years)	2.8	0.8
Volatility (annual)	141%	55%
Risk-free rate	4.00%	0.08%
Dividend yield (per share)	0.00%	0.00%
Credit spread	14% to 16%	14% to 16%

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

17. Income Taxes

The income tax expense (benefit) consisted of the following for the fiscal year ended September 30, 2022 and 2021:

	September 30,	September 30,
	2022	2021
Total current	$-	$-
Total deferred	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal year ended September 30, 2022 and 2021:

	September 30,	September 30,
	2022	2021
Federal statutory rate	$(4,382)	$(16,152)
Permanent timing differences	3,272	12,165
Other	(58)	-
Change in valuation allowance	1,168	3,987
	$-	$-

For the years ended September 30, 2022 and 2021, the expected tax benefit, temporary timing differences and long-term timing differences are calculated at the 25% statutory rate.

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal year ended September 30, 2022 and 2021:

	September 30,	September 30,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$10,110	$8,454
Equity based compensation	3,045	3,192
Impairment of investments and other property	2,011	2,362
Total deferred tax assets	15,166	14,008

Deferred tax liabilities
Depreciation	39	49
Total deferred tax liabilities	39	49

Net deferred tax assets	15,127	13,959
Less valuation allowance	(15,127)	(13,959)
Net deferred tax assets (liabilities)	$-	$-

At September 30, 2022, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $40 million. The federal and state net operating loss carryforwards will expire beginning in 2038.

During the fiscal year ended September 30, 2022 and 2021 the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

18. Shareholders’ Equity

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

Preferred shares

The Company had two series of preferred shares designated with no preferred shares issued and outstanding as of September 30, 2022, and September 30, 2021.

Common shares

During the year ended September 30, 2022, the Company issued 3,223,611 shares of its common stock related to a stock purchase agreement for cash of $285,000.

During the year ended September 30, 2022, the Company issued 130,000 shares of its common stock related to various consulting agreements for a fair value of approximately $30,000.

During the year ended September 30, 2022, the Company issued 3,137,500 shares of its common stock valued at $313,000 as stock-based compensation.

During the year ended September 30, 2022, the Company converted $13,000 of principal balance related to convertible debt in exchange for 289,750 shares of the company’s common stock. The Company also issued 1,751,186 common shares in satisfaction of interest payments owed of $121,000.

During the year ended September 30, 2022, the Company received 11,506,700 shares of its common stock related to a share exchange agreement pursuant to the divestiture of Driven (see Note 3).

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

19. Stock Based Compensation

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

The fair value of options granted during the years ended September 30, 2022, and 2021 were estimated using the following weighted-average assumptions:

Options:

	For the Years Ended September 30,
	2022	2021
Exercise price	$0.07	$0.28
Expected term (years)	2.52	4.39
Expected stock price volatility	124%	74%
Risk-free rate of interest	2.42%	0.98%
Expected dividend rate	0%	0%

A summary of option activity under the Company’s stock option plan for the year ended September 30, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of October 1, 2020	5,572,916	$1.77	$-	2.21
Granted	1,125,000	0.28	$54	4.39
Outstanding as of September 30, 2021	6,697,916	$1.07	$-	2.09
Granted	1,500,000	0.07	$-	3.00
Expired/cancelled	(2,242,231)	(0.67)	$-	-
Outstanding as of September 30, 2022	5,955,685	$1.07	$-	2.90
Options vested and exercisable	5,518,185	$0.03	$-	2.60

Estimated future stock-based compensation expense relating to unvested stock options was nominal as of September 30, 2022, and 2021. Weighted average remaining contractual life of the options is 2.60 years. The options had no intrinsic value as of September 30, 2022.

Restricted Stock

A summary of employee restricted stock activity for years ended September 30, 2022 and 2021 are presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of October 1, 2020	2,471,317	1.57
Granted (1)	3,914,509	0.96
Outstanding as of September 30, 2021	6,385,826	0.93
Granted	2,637,500	0.11
Outstanding as of September 30, 2022	9,023,326	$0.69

A summary of non-employee restricted stock activity under the Company’s for years ended September 30, 2022 and 2021 are presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of September 30, 2020	3,859,178	1.72
Granted	5,058,370	0.58
Outstanding as of September 30, 2021	8,917,548	0.99
Granted	630,000	0.67
Outstanding as of September 30, 2022	9,547,548	$0.97

Warrants

A summary of the status of the Company’s outstanding warrants as of September 30, 2022 and 2021 and changes during the year then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Term
Outstanding as of September 30, 2020	5,114,733	$2.13	1
Warrants granted – equity	32,666,266	0.53	2
Warrants expired – equity	(114,300)	2.50	0
Warrants granted – liability	30,299,134	0.45	3.04
Warrants expired – liability	(5,000,000)	0.20	1.51
Outstanding as of September 30, 2021	62,965,833	0.47	1.23
Warrants exercised – equity	(1,000,000)	0.04	-
Warrants granted – equity	4,173,612	0.10	2.00
Warrants expired – equity	(972,117)	0.10	-
Warrants granted – liability	615,731	0.12	2.00
Outstanding as of September 30, 2022	65,783,059	0.49	1.43

Stock-based Compensation Expense

Stock-based compensation expense for the years ended September 30, 2022, and 2021 was comprised of the following (in thousands):

	Years Ended September 30,
	2022	2021
Restricted stock awards	$296	$1,935
Stock options	454	279
Warrants	263	59
Accrued stock compensation	-	-
Total stock-based compensation	$1,013	$2,273

20. Commitments and contingencies

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, his also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth. For the year ended September 30, 2022, the Company’s has accounts with a Florida bank and several credit unions located in Washington and California.

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

Chris Hass, et al. vs Brian Hayek, et al.

Plaintiffs filed their initial complaint in the instant action on May 22, 2020. Plaintiffs filed the operative first amended complaint on August 18, 2020. On March 28, 2022, Plaintiffs obtained a stipulated judgment in this action in the amount of $349,876.69 against Defendants Driven Deliveries, Brian Hayek (“Hayek”), and Christian Schenk (“Schenk”) (collectively, “Defendants”). (3/28/22 Judgment.) Plaintiffs declare that during the litigation of the instant action, Baumgartner negotiated the essential terms of a settlement with Driven Deliveries’ President, Salvador Villanueva(“Villanueva”), and Villanueva represented to Baumgartner that he was in charge of the litigation and a deal could be worked out between the two of them to resolve the case. Plaintiffs declare the basic terms of a settlement were reached between Villanueva and Baumgartner, and Plaintiffs signed a settlement agreement (“Settlement Agreement”) on November 24, 2020. Defendants, including Hayek, signed the Agreement on November 30, 2020. Plaintiffs declare they signed the Settlement Agreement because they knew Driven Deliveries was merging with Stem. Plaintiffs declare that for this reason, they made sure to state in the Settlement Agreement that in the event of a merger between Driven Deliveries and Stem, Stem would be bound by the Settlement Agreement and would be named on the Judgment. Plaintiffs also declare that when they signed the Settlement Agreement, they relied on the fact Hayek, Stem’s new Agreement to bind his new company. Plaintiffs declare Defendants made payments on the Settlement Agreement until November 2021, when payments stopped. Plaintiffs declare the settlement checks were mostly written by Villanueva. Plaintiffs declare that shortly after they signed the Settlement Agreement, Driven Deliveries officially completed its merger with Stem, and all of Plaintiffs’ shares in Driven Deliveries were converted to shares of Stem. In January 2022, Villanueva listed himself as President, Secretary, and Treasurer of Driven Deliveries. Plaintiffs filed the instant motion on September 8, 2022. On October 3, 2022, Defendant Driven Deliveries filed its notice of bankruptcy proceedings, and the Court ordered a stay as to Driven Deliveries. On October 20, 2022, nonparty Stem filed its opposition. On October 26, 2022, Plaintiffs filed their reply. At the November 2, 2022 hearing on the instant motion, the Court requested Plaintiffs and Stem submit supplemental briefs on which state law to apply regarding successor liability.

Under California law, Stem, as Driven Deliveries’ prior parent company was legally required to assume Driven Deliveries’ debt to Plaintiffs. If a domestic corporation owns all the outstanding shares, or owns less than all the outstanding shares but at least 90 percent of the outstanding shares of each class, of a corporation or corporations, domestic or foreign, the merger of the subsidiary corporation or corporations into the parent corporation or the merger into the subsidiary corporation of the parent corporation and any other subsidiary corporation or corporations, may be effected by a resolution or plan of merger adopted and approved by the board of the parent corporation and the filing of a certificate of ownership as provided in subdivision . The resolution or plan of merger shall provide for the merger and shall provide that the surviving corporation assumes all the liabilities of each disappearing corporation and shall include any other provisions required by this section. Stem’s S-4 Statement to the SEC states, “Driven is surviving the merger as a wholly owned subsidiary of Stem (the ‘Merger’). Stem, together with Driven following the Merger, is referred to herein as the combined company. Following the completion of the Merger, Stem will also assume Driven’s outstanding net indebtedness.” Plaintiffs argue that while the merger with Stem was pending, Driven and Stem’s COO, Brian Hayek agreed to be bound by California law in executing the Settlement Agreement. Accordingly, applying California law, Stem assumed Dirven’s liability to Plaintiffs. Accordingly, Plaintiffs have demonstrated Stem is Driven Deliveries’ successor in interest. In the interest of justice this Court grants Plaintiffs’ motion to amend judgment to add nonparty Stem Holdings Inc. as an additional defendant.

Additionally, the Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.

21. Subsequent events

In November 2022, the Company completed a private placement of a $250,000 unsecured promissory note and 250,000 common share purchase warrants to an arm’s length lender. The Note becomes due and payable in three months, subject to extension by the Company for an additional three months upon payment of a $5,000 extension fee to the lender. The Note bears an interest rate of 10% per annum payable at maturity. The Company may prepay the outstanding principal amount of the obligation together with all accrued and unpaid interest, without penalty, at any time prior to the maturity date of the note. Each warrant entitles the holder thereof to purchase one common share at a price of $0.05 for a period of thirty-six (36) months after closing.

In January 2023, the Company has partially converted a $250,000 unsecured convertible promissory note and issued 7,352,941 common shares to convert 50% of the note. The remaining balance is recorded at $125,000.

In January 2023, the Company has executed a $250,000 unsecured convertible promissory note and 500,000 common share purchase warrants to an arm’s length lender. The Note becomes due and payable on March 31, 2023 and is subject to a voluntary conversion by the Holder at the conversion rate of $0.01 a share. The Note bears an interest rate of 12% per annum payable at maturity. Each warrant entitles the holder thereof to purchase one common share at a price of $0.005 for a period of thirty-six (36) months after closing.

In January 2023, pursuant to an Oregon Real Estate Agreement, the Company sold its ownership interest in Never Again 2, LLC. The purchase price for this land was $275,000 and did not include the license.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of September 30, 2022. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain biographical information concerning our current executive officers and directors.

Name	Age	Position with the Company

Matthew Cohen	63	President, Chief Executive Officer, Chief Financial Officer and Director
Roger Rai	51	Director
Robert L. B. Diener	74	Director

Matthew J. Cohen (63)

Matthew Cohen co-founded Stem Holdings, Inc. in 2016 and has been an independent consultant to the Company for the last five years. On March 30, 2022, Mr. Cohen was appointed Chief Executive Officer, Chief Financial Officer and a director of the Company; all titles of which he currently serves. Mr. Cohen has over 38 years of experience serving in corporate leadership roles, investing capital, structuring, and funding public/private partnerships, and providing strategic advisory services to companies throughout the U.S., Europe, Asia and Latin America. Specifically, Mr. Cohen has held the titles of Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Recovery Officer, President, Vice President, and Secretary and has extensive experience in business combinations and valuations, mergers and acquisitions, reverse mergers, revenue recognition, equity-based compensation, initial public offerings, secondary offerings, debt offerings and REIT compliance. He is also knowledgeable regarding the requirements of the Sarbanes-Oxley Act of 2002, including internal controls and Section 404 thereof, as well as the significant issues facing SEC registrants. In addition to being a senior executive of other publicly traded companies, he served on many publicly traded company boards and as Chairman of the Audit Committee for several companies. His experience spans a variety of industries including diagnostic services, aerospace, benefits and services company, consumer retail, biotech and he previously worked in the Investment Banking Division at Oppenheimer & Co. as an Analyst. Mr. Cohen has a B.B.A. degree in Accounting from New Paltz State University, New York (1980) and in that same year, was the recipient of the school’s annual scholar athlete award. He is a member of the American Institute of Certified Public Accountants (AICPA).

Rajiv “Roger” Rai (51)

Mr. Rai was appointed a director of the Company on March 4, 2022, having previously served as a director of the Company from May 2018 to February 2019. In his capacity as Special Advisor to the Chairman at Rogers Communications, Roger Rai advises Edward Rogers, who is the representative controlling shareholder of Rogers Communications (TSX:RCI.b), on business development, revenue development, partnership development, talent development and sports. Previously, Roger was the Managing Director for E.S. Rogers Enterprises from 2004 to 2018. In that capacity, he gained extensive experience in strategic management services, including business processes assessment and advisory services.

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

Before Keek Inc., Roger was the Director of Development at C.O.R.E. Feature Animation, a Company that produced the children’s animation movie “The Wild.” He was the Founder and VP, Business Development of Fastvibe Inc., a web-streaming equipment and services company located in Toronto. Roger also held various managerial positions at Rogers Cable Systems and Rogers Wireless, one Canada’s largest Communications companies.

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

Robert L. B. Diener (74)

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

Audit Committee

The Audit Committee is currently composed of Robert L. B. Diener, Chairman, and Roger Rai together with Matthew Cohen. Mr. Diener and Mr. Rai are independent directors, and each considered financially literate.

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

Compensation Committee

The Compensation Committee is currently composed of Roger Rai, Chairperson, and Robert L. B. Diener together with Matthew Cohen. Messrs. Rai and Diener are independent directors

The Compensation Committee’s responsibilities include, but are not limited to, the responsibilities which are required under the corporate governance rules of NASDAQ, including the responsibility to determine compensation of the Chairman of the Board, the Chief Executive Officer (“CEO”), the President and all other executive officers. The Compensation Committee’s actions shall generally be related to overall considerations, policies, and strategies.

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

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee is currently composed of Robert L. B. Diener, Chairman, and Roger Rai together with Matthew Cohen. Mr. Diener and Mr. Rai are independent directors.

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

Brian Hayek

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

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended September 30, 2022 and 2021, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended September 30, 2022 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

						Non-Equity	Non-Qualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Matthew J. Cohen	2022	$187,500	$-	$50,000	$-	$-	$-	$-	$237,500
CEO, CFO

Steven Hubbard	2022	$48,650	$-	$-	$75,000	$-	$-	$-	$123,650
Director, CFO	2021	$75,000	$-	$-	$-	$-	$-	$-	$75,000

Garrett M. Bender	2022	$1,250	$-	$3,250	$-	$-	$-	$-	$4,500
Director	2021	$-	$-	$-	$-	$-	$-	$-	$-

Lindy Snider	2022	$1,250	$-	$3,250	$-	$-	$-	$-	$4,500
Director	2021	$-	$-	$-	$-	$-	$-	$-	$-

Brian Hayek	2022	$34,964	$-	$4,875	$-	$-	$-	$-	$39,839
Director	2021	$35,000	$-	$-	$-	$-	$-	$-	$35,000

Robert Diener	2022	$1,250	$-	$3,250	$-	$-	$-	$117,500	$122,000
Director	2021	$30,000	$-	$-	$-	$-	$-	$-	$30,000

Roger Rai	2022	$1,250	$-	$3,250	$-	$-	$-	$-	$4,500
Director	2021	$-	$-	$-	$-	$-	$-	$-	$-

Daryl Simon	2022	$1,250	$-	$3,250	$-	$-	$-	$-	$4,500
Director	2021	$-	$-	$-	$-	$-	$-	$-	$-

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Option Awards
Equity
	Grant Date	Incentive Plan
	Number	Awards:		Number of
	of Securities	Number of		Securities
	Underlying	Securities		Underlying
	Unexercised	Underlying		Unexercised	Option	Option
	Options (#)	Unexercised		Options (#)	Exercise	Expiration
Name	Exercisable	Unearned	Options (#)	Unexercisable	Price ($)	Date
Brian Hayek, Director	8/1/2022	-	-	1,538,910	$0.03	12/28/2025

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders
Total

(1) As of September 30, 2022

Warrants Issued to Management

Name	Grant Date	Number of Securities Underlying Unexercised Exercisable Warrants	Number of Securities Underlying Unexercised Exercisable Warrants	Warrant Exercise Price($)	Warrant Expiration Date
None

Employment Agreements

Matthew J. Cohen—On March 30, 2022, the Company entered into an Employment Agreement for an initial term of one year, subject to automatic renewals for additional one-year periods until terminated, with the remaining term at all times being not less than one year. The Employment Agreement provides salary at the rate of $250,000 per year. The salary shall be subject to annual review not later than March 15th of each year by the Board or the Compensation Committee of the Board (the “Compensation Committee”), but shall in no event be decreased from its then existing level without the mutual agreement of the parties. Mr. Cohen also received a restricted stock grant of 1,000,000 shares of the Company’s common stock. Additionally, Mr. Cohen shall participate in an annual cash incentive compensation plan being eligible to earn an annual bonus for each full calendar year completed. The target Annual Bonus will be twenty percent (20%) of the Base Salary and may earn up to thirty percent (30%) of Base Salary, in each case based on Base Salary in effect on January 1st of the applicable performance period. The actual Annual Bonus payable to the Executive with respect to a performance period will be determined by the Compensation Committee based on achieving performance goals and objectives for such calendar year as reasonably determined by the Compensation Committee. The Annual Bonus shall be paid as soon as administratively practicable after the end of the performance period, but in no event later than the March 15th immediately following such period; provided, that the Mr. Cohen remains employed by the Company through the last day of the annual calendar year performance period to be eligible to receive bonus.

Compensation of Directors

Independent members of the Board of Directors receive $5,000 per annum together periodic stock option grants (see Grants of Plan-Based Awards, above). At this time, there is no other board of director compensation plan in place.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of December 30, 2022. Unless noted, the address for the following beneficial owners and management is 2201 NW Corporate Blvd., Suite 205, Boca Raton, FL 33431.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common Stock	Matthew Cohen (2)	1,359,961	0.60%
Common Stock	Roger Rai (3)	2,494,853	1.06%
Common Stock	Robert Diener (4)	555,500	0.24%
Common Stock	All executive officers and directors as a group (3 persons)	8,640,628	1.90%

(1)	In determining beneficial ownership of our Common Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of Common Stock owned by a person or entity on December 5, 2022, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options; and (b) the denominator is the sum of (i) the total shares of that class outstanding on December 5, 2022 (227,693,335 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Comprises 1,000,000 shares issued in connection with Employment Agreement

(3)	Comprises 2,169,853 shares purchased, and 325,000 shares issued for services as a director of the Company

(4)	Comprises shares issued for services as a director of the Company

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Please refer to Financial Statements, Notes 13,14 and 17, which are incorporated in their entirety by this reference.

Director Independence

As of December 30, 2022, of our three (3) directors, Robert Diener and Roger Rai are considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining director is not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2022, and September 30, 2021, respectively, were approximately $240,000 and $630,000.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2022, and 2021, respectively, were approximately $118,000 and $112,000.

All Other Fees

The other aggregate fees billed for professional services rendered by our principal accountant for work related to registration statements, the Canadian prospectus, and consulting work related to the Employee Retention Tax Credit for the fiscal years ended September 30, 2022, and 2021, respectively, were approximately $0 and $269,000.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of L J Soldinger Associates, LLC, Independent Registered Certified Public Accounting Firm

●	Consolidated Balance Sheets as of September 30, 2022 and 2021 (audited)

●	Consolidated Statements of Operations for the year ended September 30, 2022 and September 30, 2021 (audited)

●	Statements of Stockholders’ Equity for the years ended September 30, 2022 and September 30, 2021 (audited)

●	Statement of Cash Flows for the years ended September 30, 2022 and September 30, 2021 (audited)

●	Notes to Financial Statements (audited)

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

Stem Holdings, Inc.
(Registrant)

By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Executive Officer and Director (Principal Executive Officer)

Date	January 13, 2023

By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date	January 13, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Executive Officer and Director (Principal Executive Officer)

Date	January 13, 2023

By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date	January 13, 2023

By:	/s/ Roger Rai
Roger Rai
Director

Date	January 13, 2023

By:	/s/ Robert L. B. Diener
Robert L. B. Diener
Director

Date	January 13, 2023

