Form 10-K/A
period 2022-09-30
Stem Holdings, Inc.
filed 2023-01-23
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE:

The purpose of this amendment on Form 10-K/A to Stem Holdings, Inc.'s Annual Report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission on January 13, 2023 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Stem Holdings, Inc.
(Registrant)

By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Executive Officer and Director (Principal Executive Officer)

Date	January 23, 2023

By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date	January 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Executive Officer and Director (Principal Executive Officer)

Date	January 23, 2023

By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date	January 23, 2023

By:	/s/ Roger Rai
Roger Rai
Director

Date	January 23, 2023

By:	/s/ Robert L. B. Diener
Robert L. B. Diener
Director

Date	January 23, 2023

