Form 10-Q
period 2022-12-31
Stem Holdings, Inc.
filed 2023-02-21
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2022

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

There were 235,854,408 shares outstanding of registrant’s common stock, par value $0.001 per share, as of February 16, 2023.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

STEM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share amounts)

	Dcember 31,	September 30,
	2022	2022
	(unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$921	$1,524
Accounts receivable, net of allowance for doubtful accounts	191	313
Inventory	2,012	2,675
Prepaid expenses and other current assets	743	929
Total current assets	3,867	5,441

Property and equipment, net	8,736	9,089
Deposits and other assets	13	13
Right of use asset	6,703	6,874
Intangible assets, net	7,835	8,014
Goodwill	1,522	1,522
Due from related party	28	28
Total assets	$28,704	$30,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	2,802	2,310
Convertible notes, net	1,915	1,477
Current maturities of long-term debt	1,000	1,000
Short term notes and advances	423	451
Derivative liability	155	370
Lease liability	573	580
Warrant liability	99	55
Total current liabilities	6,967	6,243

Lease liability - long term	6,335	6,476
Long-term debt, mortgages	1,225	1,225
Total liabilities	14,527	13,944

Commitments and contingencies (Note 17)	-	-

Shareholders’ equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of December 31, 2022 and September 30, 2022	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of December 31, 2022 and September 30, 2022	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized; 235,854,408 and 227,013,967 shares issued, issuable and outstanding as of Dcember 31, 2022 and September 30, 2022, respectively	235	227
Additional paid-in capital	148,685	148,450
Distribution	(24)	-
Accumulated deficit	(136,184)	(133,118)
Total Stem Holdings stockholder’s equity	12,712	15,559
Noncontrolling interest	1,465	1,478
Total shareholders’ equity	14,177	17,037
Total liabilities and shareholders’ equity	$28,704	$30,981

* Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STEM HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for share and per share amounts)

	For the Three Months Ended December 31,
	2022	2021

Revenues	$4,059	$4,211
Cost of goods sold	4,006	3,395
Gross Profit	53	816

Operating expenses:
Consulting fees	65	188
Professional fees	279	1,277
General and administration	2,387	3,440
Impairment expense	-	795
Total operating expenses	2,731	5,700
Loss from operations	(2,678)	(4,884)

Other income (expenses), net
Interest expense	(287)	(178)
Change in fair value of derivative liability	215	-
Change in fair value of warrant liability	(45)	1,738
Foreign currency exchange gain (loss)	(288)	41
Other income	4	10
Gain from disposal of subsidiary	-	831
Total other income (expense)	(401)	2,442

Income (loss) from continuing operations	(3,079)	(2,442)
Loss from discontinued operations, net of tax	-	(1,745)
Net income (loss)	$(3,079)	$(4,187)

Net loss attributable to non-controlling interest	(13)	(123)

Net loss attributable to Stem Holdings	$(3,066)	$(4,064)

Loss from continuing operations, per share	(0.01)	(0.01)
Loss from discontinued operations, per share	(0.01)	(0.01)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.02)
Weighted-average shares outstanding, basic and diluted	228,817,158	230,231,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STEM HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share and per share amounts)

						Total Stem
	Common Stock		Additional Paid-in		Accumulated	Holdings Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Distribution	Deficit	Equity	Interest	Equity
Balance as of September 30, 2022	227,013,967	$227	$148,450	$-	$(133,118)	$15,559	$1,478	$17,037
Issuance of common stock in connection with consulting agreement	350,000	-	9	-	-	9	-	9
Stock based compensation	1,137,500	1	22	-	-	23	-	23
Issuance of common stock in connection with convertible debt	7,352,941	7	117	-	-	124	-	124
Issuance of options in connection with employment agreement	-	-	87	-	-	87	-	87
Distribution related to YMY	-	-	-	(24)	-	(24)	-	(24)
Net loss	-	-	-	-	(3,066)	(3,066)	(13)	(3,079)
Balance as of December 31, 2022	235,854,408	235	148,685	(24)	(136,184)	12,712	1,465	14,177

Balance as of September 30, 2021	229,988,620	$230	$148,249	$(135)	$(115,750)	$32,594	$1,640	$34,234
Common stock issued for cash	3,223,611	3	282	-	-	285	-	285
Issuance of common stock in connection with consulting agreement	130,000	-	30	-	-	30	-	30
Stock based compensation	1,000,000	1	219	-	-	220	-	220
Issuance of common stock related to interest expense	555,953	1	66	-	-	67	-	67
Common stock cancelled related to discontinued operations	(11,506,700)	(12)	(1,169)	135	-	(1,046)	-	(1,046)
Issuance of options in connection with employment agreement	-	-	292	-	-	292	-	292
Net loss	-	-	-	-	(4,064)	(4,064)	$(123)	(4,187)
Balance as of December 31, 2021	223,391,484	$223	$147,969	$-	$(119,814)	$28,378	$1,517	$29,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STEM HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended
	December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(3,079)	$(4,187)
Loss from discontinued operations, net of tax	-	1,745
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	119	512
Issuance of common stock in connection with consulting agreements	-	30
Impairment of investments	-	288
Depreciation and amortization	353	434
Amortization of intangible assets	179	216
Amortization of debt discount	150	7
Change in fair value of warrant liability and derivative liability	(170)	(1,738)
Foreign currency adjustment	288	(41)
Gain from disposal of subsidiary	-	(831)
Other	23	14
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	122	28
Prepaid expenses and other current assets	186	217
Inventory	663	(422)
Other assets	-	1,172
Accounts payable and accrued expenses	491	250
Net cash used in continuing operating activities	(675)	(2,306)
Net cash provided by discontinued operating activities	-	340
Net cash used in operating activities	(675)	(1,966)

Cash flows from investing activities
Purchase of property and equipment	-	(129)
Related party payments	-	(1)
Net cash used in investing activities	-	(130)

Cash flows from financing activities
Proceeds from the issuance of common stock	-	285
Notes payable and advanced proceeds	250	-
Distribution	(24)	-
Repayments of notes payable	(154)	(393)
Net cash provided by (used in) financing activities	72	(108)

Net decrease in cash and cash equivalents	(603)	(2,204)
Cash and cash equivalents at the beginning of the period	1,524	5,464
Cash and cash equivalents at the end of the period	$921	$3,260

Supplemental disclosure of cash flow information:
Cash paid for interest	$90	$106
Cash paid for taxes	$-	$-
Supplemental disclosure of noncash activities:
Financed Insurance	$-	$65
Interest paid in the form of common stock	$-	$66
Conversion of debt to equity	$124	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The Company purchases, improves, leases, operates, and invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, and California. As of December 31, 2022, Stem had ownership interests in 23 state issued cannabis licenses including nine (9) licenses for cannabis cultivation, three (3) licenses for cannabis processing, two (2) licenses for cannabis wholesale distribution, three (3) licenses for hemp production and (6) cannabis dispensary licenses.

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

Going Concern

On December 31, 2022, the Company had approximate balances of cash and cash equivalents of $0.9 million, negative working capital of approximately $3.1 million, and an accumulated deficit of $136.2 million.

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

Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities. However, if the Company is unable to raise additional capital, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce, eliminating outside consultants, and reducing legal fees to conserve its cash in amounts sufficient to sustain operations and meet its obligations. The Company is also in the process of seeking the acquisition of entities or to be acquired by entities directly in the production and sale of cannabis. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the normal recurring adjustments necessary to present fairly the financial position and results of operations as of and for the periods presented. The interim results are not necessarily indicative of the results to be expected for the full year or any future period.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on January 13, 2023, for the year ended September 30, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is primarily maintained in checking accounts. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. As of December 31, 2022, and September 30, 2022, the Company had no cash equivalents or short-term investments. The Company has not experienced any losses on deposits of cash and cash equivalents to date.

Accounts Receivable

Accounts receivable is shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. As of December 31, 2022, and September 30, 2022 the reserve for doubtful accounts was $79 for both periods.

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

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The Company estimates useful lives as follows:

Buildings	20 years
Leasehold improvements	Shorter of term of lease or economic life of improvement*
Furniture and equipment	5 years
Signage	5 years
Software and related	5 years

*	Unless the relevant lease is classified as a sales-type lease, under which the assets are depreciated over the estimated useful life.

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

During the quarter ended December 31, 2022, the Company recorded $0 of investee losses.

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

Goodwill and Intangible Assets

Goodwill. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If the Company concludes otherwise, the Company is required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill. No goodwill impairment expense was incurred for the quarters ended December 31, 2022, and 2021 respectively.

Intangible Assets. Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated. No definite-lived intangible assets were impaired for the quarters ended December 31, 2022, and 2021 respectively.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. As of December 31, 2022 and September 30, 2022, such net operating losses were offset entirely by a valuation allowance.

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

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on December 31, 2022, for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Lease costs were $364 and 327 thousand for the three months ended December 31, 2022 and 2021, respectively. The Company has ten operating leases consisting with remaining lease terms ranging from 1 months to 174 months.

Lease Costs

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2022	2021
Components of total lease costs:
Operating lease expense	$364	$327
Total lease costs	$364	$327

Lease positions as of December 31, 2022

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated condensed balance sheet as follows:

December 31, 2022
Assets
Right of use asset	$6,703
Total assets	$6,703

Liabilities
Operating lease liabilities – short term	$573
Operating lease liabilities – long term	6,335
Total lease liability	$6,908

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	12.15
Weighted average discount rate – operating lease	11.07%

Cash Flows

Three Months Ended
December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	$364
Cash paydowns of operating liability	$(364)

The future minimum lease payments under the leases are as follows:

2023	$998
2024	1,147
2025	1,053
2026	1,027
2027	831
Thereafter	8,345
Total future minimum lease payments	13,401
Less: Lease imputed interest	(6,493)
Total	$6,908

Disaggregation of Revenue

In the quarter ended December 31, 2022, revenue reported was primarily from the sale of cannabis and related products accounted for under ASC 606.

The following table illustrates our revenue by type related to the quarters ended December 31, 2022, and 2021 respectively:

Three Months Ended December 31,	2022	2021
Revenue
Wholesale	$889	$554
Retail	3,921	4,366
Other	12	21
Total revenue	4,822	4,941
Discounts and returns	(763)	(730)
Net Revenue	$4,059	$4,211

Geographical Concentrations

As of December 31, 2022, the Company is primarily engaged in the production and sale of cannabis, which is only legal for recreational use in 19 states and D.C., with lesser legalization, such as for medical use in an additional 18, as of the time of these consolidated financial statements. In addition, the United States Congress has passed legislation, specifically the Agriculture Improvement Act of 2018 (also known as the “Farm Bill”) that has removed production and consumption of hemp and associated products from Schedule 1 of the Controlled Substances Act.

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of December 31, 2022, and September 30, 2022, are as follows:

Potentially dilutive share-based instruments:	December 31,	September 30,
	2022	2022
Convertible notes	34,736,220	34,736,220
Options to purchase common stock	9,005,685	5,518,185
Unvested restricted stock awards	-	-
Warrants to purchase common stock	55,787,372	65,783,059
	99,529,277	106,037,464

The company has determined that the amount of interest expense and gains and losses for the derivative liabilities associated with the Company’s convertible notes is immaterial and inclusion would be anti-dilutive and has therefore not included an Earnings Per Share table recording the diluted earnings.

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $39 thousand and $122 thousand for the quarters ended December 31, 2022, and 2021, respectively.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods beginning after December 15, 2021, and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

3. Property, Plant & Equipment

Property and equipment consist of the following (in thousands):

	December 31,	September 30,
	2022	2022

Land	$1,151	$1,151
Automobiles	93	93
Signage	19	19
Furniture and equipment	2,590	2,590
Leasehold improvements	3,532	3,532
Buildings and property improvements	7,460	7,460
Computer software	59	59
	14,904	14,904
Accumulated depreciation	(6,168)	(5,815)
Property and equipment, net	$8,736	$9,089

Depreciation expense was approximately $352 thousand and $409 thousand for the quarters ended December 31, 2022, and 2021, respectively. Depreciation expense is included in general and administrative expense.

4. Inventory

Inventory consists of the following (in thousands):

	December 31,	September 30,
	2022	2022
Raw materials	$343	$569
Work-in-progress	226	450
Finished goods	1,443	1,656
Total Inventory	$2,012	$2,675

Raw materials and work-in-progress include the costs incurred for cultivation materials and live plants. Finished goods consists of cannabis products sent to retail locations or ready to be sold. No inventory reserve was recorded for the quarter ended December 31, 2022, and the year ended September 30, 2022, due to management’s assessment of the inventory on hand.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets are assets and payments previously made, that benefit future periods. The balance as of December 31, 2022, includes the Employee Retention Tax Credit (“ERTC”) program from the U.S Treasury, as part of the COVID-19 stimulus package. During the fiscal year ended September 30, 2021, the Company applied for certain ERTC credits in the approximate amount of $5.1 million, which is reflected within the Statement of Operations as a reduction to general and administration expense. The remaining balance of the ERTC receivable was $201 thousand as of December 31, 2022.

Prepaid and other current assets comprised of the following:

	December 31,	September 30,
	2022	2022

Prepaid expenses	$381	$538
ERTC credits	201	201
Deposits and other current assets	161	190

Total prepaid expenses and other current assets	$743	$929

6. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows (in thousands):

	As of September 30, 2022
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$553	$(37)	$516	36.2%
Western Coast Ventures, Inc.	842	$(3)	839	49.0%
YMY Ventures, Inc.	299	$30	329	50.0%
Michigan RE 1, Inc.	(54)	$(152)	(206)	49.0%
	$1,640	$(162)	$1,478

	As of December 31, 2022
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$516	$(9)	$507	36.2%
Western Coast Ventures, Inc.	839	$-	839	49.0%
YMY Ventures, Inc.	329	$(4)	325	50.0%
Michigan RE 1, Inc.	(206)	$-	(206)	49.0%
	$1,478	$(13)	$1,465

7. Discontinued Operations, Assets and Liabilities Held for Sale

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

The following table presents the assets and liabilities associated with the divestiture of Driven Deliveries, Inc. as of December 15, 2021, the date Driven was divested (in thousands):

December 15, 2021

ASSETS
Current assets
Cash and cash equivalents	$47
Inventory	509
Prepaid expenses and other current assets	242
Total current assets	798

Property and equipment, net	4
Right of use asset	327
Intangible assets, net	7,049
Total assets	$8,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	7,551
Short term notes and advances	3
Lease liability	218
Total current liabilities	7,772

Lease liability - long term	108
Total liabilities	$7,880

The following table presents the operating results related to the divestiture of Driven Deliveries; Inc. (in thousands):

Three Months Ended December 31,
2021

Revenues	$3,805
Cost of goods sold	3,772
Gross Profit	33

Operating expenses:
Consulting fees	4
Professional fees	24
General and administration	1,749
Total operating expenses	1,777
Loss from operations	(1,744)

Other expenses
Interest expense	1
Total other expense	1
Loss from discontinued operations	$(1,745)

8. Intangible Assets, net

Intangible assets as of September 30, 2022, and December 2022 (in thousands):

	Estimated Useful Life	Cannabis Licenses	Tradename	Customer Relationship	Non-compete	Technology	Accumulated Amortization	Net Carrying Amount
Balance as September 30, 2022		$8,365	$280	$645	$220	$5	$(1,501)	$8,014
YMY Ventures	15	-	-	-	-	-	(13)	(13)
Yerba Buena	3-15 years	-	-	-	-	-	(22)	(22)
Foothill (7LV)	15	-	-	-	-	-	(131)	(131)
JV Retail 3	3-15 years	-	-	-	-	-	(4)	(4)
JV Retail 4	3-15 years	-	-	-	-	-	(4)	(4)
JV Extraction	10-15 years	-	-	-	-	-	(5)	(5)
Other	5	-	-	-	-	-	-	-
Balance as December 31, 2022		$8,365	$280	$645	$220	$5	$(1,680)	$7,835

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes. Amortization expense for the quarters ended December 31, 2022, and 2021 was $179 and $218 respectively.

The following table is a runoff of expected amortization in the following 5-year period as of December 31:

2023	$680
2024	680
2025	680
2026	680
2027	680
Thereafter	4,435
$7,835

9. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,	September 30,
	2022	2022
Accounts payable	2,176	$1,790
Accrued credit cards	40	14
Accrued interest	130	111
Accrued payroll	161	109
Accrued sales tax liability	38	120
Other	257	166
Total Accounts Payable and Accrued Expenses	$2,802	$2,310

10. Notes Payable and Advances

The following table summarizes the Company’s short-term notes and long-term debt, mortgages as of December 31, 2022, and September 30, 2022:

	December 31,	September 30,
	2022	2022
Equipment financing	$19	$20
Insurance financing	74	230
Promissory note	330	201
Total notes payable and advances	$423	$451

Current portion of long-term debt	$1,000	$1,000

Long-term mortgages, net of current portion	1,225	1,225
Total long-term debt, net of current portion	$2,225	$2,225

Equipment financing

January 2021, the Company entered into a promissory note in the amount of $27,880 for the acquisition of a truck. The promissory note bears an interest rate of 13.29% per annum and is secured by the financed vehicle. The note has a sixty-month term with monthly payment of $642. As of December 31, 2022, the balance outstanding is $19,206.

Insurance financing

Effective February 9, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $430,657. The note bears an annual interest rate of 7.64%. The Company paid $86,131 as a down payment on February 14, 2022, the note requires the Company to make 10 monthly payments of $35,795 over the remaining term of the note. As of December 31, 2022, the obligation outstanding is $0.

Effective February 24, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $17,551. The note bears an annual interest rate of 7.37%. The Company paid $18,033 as a down payment on February 24, 2022, the note requires the Company to make 10 monthly payments of $1,327 over the remaining term of the note. As of December 31, 2022, the obligation outstanding is $0.

Effective April 6, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $29,060. The note bears an annual interest rate of 9.65%. The Company paid $5,812 as a down payment on April 6, 2022, the note requires the Company to make 9 monthly payments of $2,697.47 over the remaining term of the note. As of December 31, 2022, the obligation outstanding is $2,698.

Effective May 23, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $7,599. The note bears an annual interest rate of 11.50%. The Company paid $2,121 as a down payment on May 23, 2022, the note requires the Company to make 9 monthly payments of $640.41 over the remaining term of the note. As of December 31, 2022, the obligation outstanding is $1,922.

Effective April 5, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $20,931. The note bears an annual interest rate of 10.50%. The Company paid $5,347 as a down payment on April 5, 2022, the note requires the Company to make 9 monthly payments of $1,808.22 over the remaining term of the note. As of December 31, 2022, the obligation outstanding is $1,808.

Effective July 7, 2022, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $10,150. The note bears an annual interest rate of 11%. The Company paid $3,950 as a down payment in July 2022, the note requires the Company to make 9 monthly payments of $837 over the remaining term of the note. As of December 31, 2022, the obligation outstanding is $3,391.

Effective July 31, 2022, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $144,500. The note bears an annual interest rate of 9.49%. The Company paid $35,803 as a down payment in August 2022, the note requires the Company to make 10 monthly payments of $11,348 over the remaining term of the note. As of December 31, 2022, the obligation outstanding is $56,740.

Effective November 26, 2022, the Company entered into a 10-month premium finance agreement for an insurance policy in the principal amount of $11,089. The note bears an annual interest rate of 12.90%. The Company paid $1,961 as a down payment in November 2022, the note requires the Company to make 10 monthly payments of $971 over the remaining term of the note. As of December 31, 2022, the obligation outstanding is $7,769.

Promissory note

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The note matures in October 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory note, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. As of September 30, 2022, the obligation outstanding was $200,548, which consisted of remaining principal of $250,000 net of a debt discount of $49,452. During the three months ended December 31, 2022, the Company converted $124,000 of the principal and issued 7,352,941 common shares. The remaining principal balance was $125,000, and the balance, $80,016, was net of debt discount of $44,984 as of December 31, 2022. In January 2023, the remaining balance has been converted through the issuance of 5,434,782 shares of common stock.

In November 2022, the Company completed a private placement of a $250,000 unsecured promissory note and 250,000 common share purchase warrants to an arm’s length lender. The Note becomes due and payable in three months, subject to extension by the Company for an additional three months upon payment of a $5,000 extension fee to the lender. The Note bears an interest rate of 10% per annum payable at maturity. The Company may prepay the outstanding principal amount of the obligation together with all accrued and unpaid interest, without penalty, at any time prior to the maturity date of the note. Each warrant entitles the holder thereof to purchase one common share at a price of $0.05 for a period of thirty-six (36) months after closing. The balance of the promissory note as of December 31, 2022 was $250,000.

Long-term debt, mortgages

In January 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began February 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on January 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of December 31, 2022, the Company paid off the existing debt of $400,000 and procured another mortgage in the amount of $450,000. This obligation has no personal guarantee; however, a corporate guarantee has been perfected. The new interest is 12% on a three-year term.

In March 2020, the Company executed a $400,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began May 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on April 1, 2022, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $38,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of December 31, 2022, the obligation outstanding is $400,000. Subsequently, the Company has exercised its right to extend the maturity and is now due April 1, 2023.

In March 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began April 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on March 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of December 31, 2022, the Company paid off the existing debt of $700,000 and procured another mortgage in the amount of $775,000. This obligation has no personal guarantee; however, a corporate guarantee has been perfected. The new interest is 12% on a two-year term.

In July 2020, the Company executed a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 14% per annum. Monthly interest only payments began August 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on July 31, 2023, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of December 31, 2022, the obligation outstanding is $200,000.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. As of September 30, 2019, the balance due totals $300,000. In August 2020, the Company refinanced this obligation and paid the $300,000 balance. The refinanced mortgage term is 36 months and includes and interest rate of 14% and monthly interest only payments of $4,667. As of December 31, 2022, the balance due totals $400,000.

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

11. Convertible debt

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

In June 2022, the Company received approval of the holders Warrant holders of the warrants and the holders debenture holders of the Convertible Debentures to reprice the convertible securities issued in connection with the Company’s special warrant financing, which initially closed on December 27, 2018, and June 14, 2019. The share purchase warrants of the Company issued in connection with the financing will be repriced to C$0.20 per Common Share and the convertible debentures of the Company issued in connection with the financing will be repriced to C$0.10 per common share. Additionally, the Debenture holders have approved the following amendments to the terms of the convertible debentures: (i) an extension to the maturity date of the convertible debentures to three years ; and (ii) an amendment to permit the Company to force the conversion of the principal amount of the then outstanding convertible debentures and any accrued and unpaid interest thereof at the new conversion price on not less than 30 days’ prior written notice if the closing trading price of the shares of common stock of the Company’s common shares exceeds C$0.80 for a period of 10 consecutive trading days on the CSE, (iii) the payment of 5% of the principle amount. Share purchase warrants of the Company were issued in connection this repricing at 167 common share warrants for each $1,000 debenture unit held. A debt discount of $1.2 million was recorded and will be amortized over the remaining life of the convertible debt, and as part of the modification of convertible debt. This transaction was accounted for as extinguishment of debt which resulted in a gain of $803 thousand. As of December 31, 2022 and September 30, 2022, the convertible debt related to the above debentures was $1.9 million and $1.5 million, net of a debt discount of $900 thousand and $1.1 million, respectively.

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Canaccord convertible notes and the subsequent fair value measurement for the period ended December 31, 2022, in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2022	$-	$370
Change in fair value	6	(215)
Balance as of December 31, 2022	$6	$155

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of the quarter ended December 31, 2022 (in thousands):

	Fair value measured at December 31, 2022
		Quoted prices in active	Significant other	Significant
		markets	observable inputs	unobservable inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$99	$-	$-	$99
Embedded derivative liability	155	-	-	155
Total fair value	$254	$-	$-	$254

There were no transfers between Level 1, 2 or 3 during the quarter ended December 31, 2022.

The following table presents changes in Level 3 liabilities measured at fair value for the quarter ended December 31, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

		Embedded
	Warrant Liability	Derivative Liability	Total
Balance – September 30, 2022	$55	$370	$425
Warrants granted for services	-	-	-
Change in fair value	44	(215)	(171)
Balance – December 31, 2022	$99	$155	$254

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2022, and September 2022 is as follows:

	Embedded Derivative Liability
	As of December 31,	As of September 30,
	2022	2022
Strike price	$0.10	$0.10
Contractual term (years)	2.6	2.8
Volatility (annual)	145%	141%
Risk-free rate	3.77%	4.00%
Dividend yield (per share)	0.00%	0.00%
Credit spread	14% to 16%	14% to 16%

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

Preferred shares

The Company had two series of preferred shares designated with no preferred shares issued and outstanding as of December 31, 2022, and September 30, 2022.

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

During the quarter ended December 31, 2022, the Company issued 350,000 shares of its common stock related to various consulting agreements for a fair value of approximately $9,000.

During the quarter ended December 31, 2022, the Company issued 1,137,500 shares of its common stock valued at $23,000 as stock-based compensation.

During the quarter ended December 31, 2022, the Company converted $124,000 of its convertible debt in exchange for 7,352,941 shares of the company’s common stock.

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

The fair value of options granted during the quarter ended December 31, 2022, were estimated using the following weighted-average assumptions There were no options granted during the quarter ended December 31, 2021:

Options:

	For the Three Months Ended December 31,
	2022	2021
Exercise price	$0.05	n/a
Expected term (years)	4.94	n/a
Expected stock price volatility	124%	n/a
Risk-free rate of interest	2.42%	n/a
Expected dividend rate	0%	n/a

A summary of option activity under the Company’s stock option plan for the three months ended December 31, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of October 1, 2021	6,697,916	$1.07	$54	2.09
Granted	1,500,000	0.07	-	4.39
Expired	(2,242,231)	(0.67)	-	-
Outstanding as of September 30, 2022	5,955,685	$1.07	$-	2.90
Granted	3,425,000	$0.05	$-	4.94
Outstanding as of December 31, 2022	9,380,685	$0.27	$-	3.13
Options vested and exercisable	9,005,685	$0.35	$-	2.83

Estimated future stock-based compensation expense relating to unvested stock options was nominal as of December 31, 2022, and 2021. Weighted average remaining contractual life of the options is 4.94 years.

Stock-based Compensation Expense

Stock-based compensation expense for the quarters ended December 31, 2022, and 2021 was comprised of the following (in thousands):

	Three months ended December 31,
	2022	2021
Stock grants	$32	$220
Stock options	87	292
Warrants	-	-
Total stock-based compensation	$119	$512

15. Commitments and contingencies

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, his also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth. In the quarter ended December 31, 2022, the Company’s has accounts with a Florida bank and several credit unions located in Washington and California.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. The lease requires the Company to pay a starting base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017 and continues through November 31, 2026 at a starting rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of December 31, 2022, Company eliminates this rental income in consolidation.

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

Legal Proceedings

D.H. Flamingo, Inc. v. Department of Taxation, et. al.

On February 27, 2020, a subsidiary of the Company (YMY Ventures, LLC) was served with a Summons and Second Amended Complaint in a matter pending in the District Court of Clark County Nevada (Case # A-19-787004-B) which is styled “D.H. Flamingo, Inc. v. Department of Taxation, et. al.” (the DOT Litigation”). In this matter, the Plaintiff alleged that certain parties (including YMY Ventures, LLC) received Conditional Recreational Marijuana Establishment Licenses, while certain other parties (including Plaintiff) were denied licenses. In the matter, Plaintiff saught declaratory relief, injunctive relief, relief from violation of procedural and substantive due process, violation of equal protection, unjust enrichment, judicial review of the entire matter, together with a Petition for Writ of Mandamus. The Plaintiff saught damages in an unspecified amount. Thereafter, on April 20, 2020, YMY Ventures, LLC filed a Notice of Non-Participation and Request for Dismissal. This matter has now been fully resolved without any financial exposure on the part of the Company.

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

16. Subsequent events

As of December 31, 2022, the Company has partially converted a $250,000 unsecured convertible promissory note and issued 7,352,941 common shares to convert 50% of the note. The remaining principal balance as of December 31, 2022 was $125,000. In January 2023, the balance of $125,000 was converted through the issuance of 5,434,782 shares of common stock.

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

In January 2023, pursuant to an Oregon Real Estate Agreement, the Company sold its ownership interest in Never Again 2, LLC. The purchase price for this land was $275,000 and did not include the license

The Company has evaluated subsequent events after December 31, 2022, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes.

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

For the three months ended December 31, 2022, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States). For the three months ended December 31, 2022, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

Results of Operations

	For the Three Months Ended December 31,		Change
($ in thousands)	2022	2021	$	%
Gross Revenue	$4,820	$4,940	(120)	(2)%
Discounts and returns	(761)	(729)	32	4%
Cost of goods sold	4,006	3,395	611	18%
Consulting fees	65	188	(123)	(65)%
Professional fees	279	1,277	(998)	(78)%
General and administration	2,387	3,440	(1,053)	(31)%
Impairment expense	-	795	(795)	(100)%
Other income (loss), net	(401)	2,442	(2,843)	(116)%
Loss from discontinued operations	-	(1,745)	(1,745)	(100)%
Net income (loss)	$(3,079)	$(4,187)

Comparison of the results of operations for the three months ended December 31, 2022, compared to the three months ended December 31, 2021

The Company had net revenues during the three months ended December 31, 2022, of $ 4,059 compared with $4,211 for the comparable period of 2021, the decrease in revenue was primarily related to a decrease in flower sales related to general market conditions.

Cost of goods for the three months ended December 31, 2022, amounted to approximately $4,006 compared to $3,395 in the comparable period of the prior year. These costs include both the cost of finished product purchased for retail and the cost of cultivation and processing for the grow facilities and sold at the wholesale level.

In the three months ended December 31, 2022, we incurred consulting costs of approximately $65 compared to approximately $188 in the comparable period of the prior year. The decrease in consulting fees was attributed to a decrease in stock-based consulting expenses.

In the three months ended December 31, 2022, we incurred professional fees of approximately $279 compared to approximately $1,277 in the comparable period of the prior year. The fees are primarily for legal, accounting, and related services that pertains to our being a public company in both the United States and Canada.

In the three months ended December 31, 2022, we incurred general and administrative costs of approximately $2,387 compared to approximately $3440 in the comparable period of the prior year. The decrease relates primarily to a decrease in costs related to insurance, office expenses, and salaries.

In the three months ended December 31, 2022, we did not recognize any impairment expense. In the three months ended December 31, 2021, we incurred impairment expense of approximately $795. This expense relates to the impairment of investments and non-refundable deposits.

The Company recognized other loss of $401 during the three months ended December 31, 2022, compared to other income during the three months ended December 31, 2021, of $2,442. The other loss was primarily related to an increase in interest expense and foreign currency loss

In the three months ended December 31, 2021, we had recognized a loss of discontinued operations of $1,745 related to the divesture of Driven.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

On December 31, 2022, we had working capital deficit of approximately $3.1 million, which included cash and cash equivalents of $0.9 million. We reported a net loss of approximately $3.1 million and our net cash used in operating expenses totaled $0.7 million, our cash used in investing activities was nil and cash flows provided by financing activities totaled $0.1 million.

Cash Flow

Net cash flows used in continuing operating activities was approximately $675 for the three months ended December 31, 2022, as compared net cash flow used in operating activities of approximately $2,306 for the three months ended December 31, 2021, a change of approximately $1,631.

●	Net cash flow used in operating activities for the three months ended December 31, 2022 primarily reflected a net loss of approximately $3,079 adjusted for the add-back of non-cash items consisting of depreciation and amortization of approximately $353, stock-based compensation and consulting expense of approximately $119, amortization of debt discount of $150, amortization of intangible assets of $179, offset by a decrease in warrant liability of $170, change operating assets and liabilities consisting of a decrease in accounts receivable of $122, an increase in inventory $663, an increase in accounts payable and accrued expenses of $491, and a decrease in prepaids of $186 and an increase in foreign currency adjustment of $288. Net cash flow used in operating activities for the three months ended December 31, 2021 primarily reflected a net loss of approximately $4,187 adjusted for the add-back of non-cash items consisting of loss from discontinued operations of $1,745, depreciation and amortization of approximately $434, stock-based compensation and consulting expense of approximately $542, amortization of debt discount of $7, amortization of intangible assets of $216, impairment of investments of $288, offset by a decrease in warrant liability of $1,738, foreign currency translation adjustment of $41, a gain from disposal of a subsidiary of $831, change operating assets and liabilities consisting of a decrease in accounts receivable of $28, a decrease in inventory $422, an increase in accounts payable and accrued expenses of $250, and a decrease in prepaids of $217 and a decrease in other assets including assets held for sale of $1,172.

●	Net cash flow used in investing activities for the three months ended December 31, 2022, amounted to nil as compared to approximately $130 for the three months ended December 31, 2021. Net cash flow used in investing activities for the three months ended December 31, 2021, consisted of $129 used in the purchase of property and equipment, and related party payments of $1.

●	Net cash provided by financing activities was approximately $72 for the three months ended December 31, 2022, as compared to net cash used in financing activities of approximately $108, for the three months ended December 31, 2021. During the three months ended December 31, 2022, we received $250 from the issuance of notes, offset by note repayments of $154 and distributions of $24. During the three months ended December 31, 2021, we received proceeds of $285 related to the issuance of common stock offset by repayments of note payables of $393.

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

During the quarter ended December 31, 2022, and 2021, the Company determined that there were $0 and $0 losses related to the impairment of goodwill and intangible assets, respectively.

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

As of December 31, 2022, the Company has acquired interests in several entities. As part of those interests, the Company has commitments to fund the acquisition of licenses and permits to allow for the cultivation and sale of cannabis and related products in the United States. As of December 31, 2022, Company estimates that its investees will need up to approximately $500 thousand to complete the acquisition of licenses and permits, to fund the buildout or expansion of facilities to fully operate in their respective cannabis markets, which will encompass several years of development.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2022. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. To the best of our knowledge, as of February 21, 2023, the Company was not a party to any other material litigation, claim or suit whose outcome could have a material effect on the Company’s financial statements.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Stem between October 1, 2022, and December 31, 2022:

	Security	No. Shares
Services	Common Stock	350,000
Compensation	Common Stock	1,137,500
Issuance of common stock related to debt conversions	Common Stock	7,352,941
Total		8,840,441

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

STEM HOLDINGS, INC.

February 21, 2023	By:	/s/ Matthew J. Cohen
Matthew J. Cohen, President, Chief Executive Officer and Chief Financial Officer

