Form 10-Q
period 2023-06-30
Stem Holdings, Inc.
filed 2023-08-21
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large, accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

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

There were 280,544,294 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 21, 2023.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

STEM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	June 30, 2023	September 30, 2022
	(unaudited)	*
ASSETS
Current assets
Cash and cash equivalents	$1,704	$1,524
Accounts receivable, net of allowance for doubtful accounts	267	313
Note receivable	182	-
Inventory	1,303	2,675
Prepaid expenses and other current assets	596	929
Assets held for sale	-	-
Total current assets	4,052	5,441

Property and equipment, net	5,449	9,089
Deposits and other assets	13	13
Right of use asset	7,819	6,874
Intangible assets, net	6,801	8,014
Goodwill	1,522	1,522
Due from related party	28	28
Total assets	$25,684	$30,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	2,739	2,310
Convertible notes, net	2,258	1,477
Current maturities of long-term debt	400	1,000
Short term notes and advances	223	451
Derivative liability	31	370
Lease liability	442	580
Warrant liability	71	55
Total current liabilities	6,164	6,243

Lease liability - long term	7,626	6,476
Long-term debt, mortgages	675	1,225
Total liabilities	14,465	13,944

Commitments and contingencies (Note 17)	-	-

Shareholders’ equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of June 30, 2023, and September 30, 2022	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of June 30, 2023, and September 30, 2022	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized; 271,184,534 and 227,013,967 shares issued, issuable and outstanding as of June 30, 2023, and September 30, 2022, respectively	271	227
Additional paid-in capital	150,009	148,450
Distribution	(32)	-
Accumulated deficit	(140,527)	(133,118)
Total Stem Holdings stockholder’s equity	9,721	15,559
Noncontrolling interest	1,498	1,478
Total shareholders’ equity	11,219	17,037
Total liabilities and shareholders’ equity	$25,684	$30,981

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STEM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022

Revenues	$3,830	$4,171	$11,783	$12,517
Cost of goods sold	2,787	3,500	10,103	10,691
Gross Profit	1,043	671	1,680	1,826

Operating expenses:
Consulting fees	123	104	231	633
Professional fees	258	551	743	2,543
General and administration	2,094	2,555	6,602	8,745
Impairment of intangible assets	471	-	471	795
Total operating expenses	2,946	3,210	8,047	12,716
Loss from operations	(1,903)	(2,539)	(6,367)	(10,890)

Other income (expenses), net
Interest expense	(253)	(247)	(1,132)	(605)
Change in fair value of derivative liability	131	-	340	-
Change in fair value of warrant liability	(28)	357	(16)	2,287
Foreign currency exchange gain (loss)	188	89	(54)	62
Other income	2	2,009	18	2,110
Gain on extinguishment of debt	-	803	-	803
Other gain (loss)	-	-	-	(30)
Gain from disposal of subsidiary	-	-	-	831
Loss from sale of long-lived assets	786	-	(178)	-
Total other income	826	3,011	(1,022)	5,458

Loss from continuing operations	(1,077)	472	(7,389)	(5,432)
Loss from discontinued operations, net of tax and gain on disposal of $831	-	-	-	(1,745)
Net income (loss)	$(1,077)	$472	$(7,389)	$(7,177)

Net income (loss) attributable to non-controlling interest	33	(68)	20	(180)

Net income loss attributable to Stem Holdings	$(1,110)	$540	$(7,409)	$(6,997)

Net income (loss) per share:
Basic and diluted net income (loss) from continuing operations, per share	$(0.00)	$0.00	$(0.03)	$(0.02)
Basic and diluted net income (loss) from discontinued operations, per share	$(0.00)	$0.00	$(0.00)	$(0.01)
Basic and diluted net income (loss), per share	$(0.00)	$0.00	$(0.03)	$(0.03)
Weighted-average shares outstanding
Basic	260,338,380	224,607,322	244,212,631	226,199,289
Diluted	260,338,380	224,607,322	244,212,631	226,199,289

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STEM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(in thousands, except share amounts)

						Total Stem
	Common Stock		Additional Paid-in		Accumulated	Holdings Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Distribution	Deficit	Equity	Interest	Equity
Balance as of September 30, 2022	227,013,967	$227	$148,450	$-	$(133,118)	$15,559	$1,478	$17,037
Issuance of common stock in connection with consulting agreement	350,000	-	9	-	-	9	-	9
Stock based compensation	1,137,500	1	22	-	-	23	-	23
Issuance of common stock in connection with convertible debt	7,352,941	7	117	-	-	124	-	125
Issuance of options in connection with employment agreement	-	-	87	-	-	87	-	87
Distribution related to YMY	-	-	-	(24)	-	(24)	-	(24)
Net loss	-	-	-	-	(3,066)	(3,066)	(13)	(3,079)
Balance as of December 31, 2022	235,854,408	235	148,685	(24)	(136,184)	12,712	1,465	14,177
Issuance of common stock in connection with convertible debt	5,434,782	6	120	-	-	126	-	126
Issuance of common stock related to interest expense and rent expense	6,895,344	7	138	-	-	145	-	145
Issuance of options in connection with consulting agreement	-	-	18	-	-	18	-	18
Issuance of warrants stock in connection with convertible debt	-	-	9	-	-	9	-	9
Distribution related to YMY	-	-	-	(4)	-	(4)	-	(4)
Beneficial conversion for debt discount	-	-	400	-	-	400	-	400
Net loss	-	-	-	-	(3,233)	(3,233)	-	(3,233)
Balance as of March 31, 2023	248,184,534	$248	$149,370	$(28)	$(139,417)	$10,173	$1,465	$11,638
Issuance of common stock in connection with employment agreement	10,000,000	10	90	-	-	100	-	100
Debt discount related convertible debt	-	-	416	-	-	416		416
Issuance of shares in connection with advisory agreement and finder’s fee	3,000,000	3	27	-	-	30	-	30
Issuance of common stock in connection with board member agreement	10,000,000	10	90	-	-	100	-	100
Issuance of options in connection with consulting agreement	-	-	16	-	-	16	-	16
Distribution related to YMY	-	-	-	(4)	-	(4)	-	(4)
Net loss	-	-	-	-	(1,110)	(1,110)	33	(1,077)
Balance as of June 30, 2023	271,184,534	$271	$150,009	$(32)	$(140,527)	$9,721	$1,498	$11,219

Balance as of September 30, 2021	229,988,620	$230	$148,249	$(135)	$(115,750)	$32,594	$1,640	$34,234
Common stock issued for cash	3,223,611	3	282	-	-	285	-	285
Issuance of common stock in connection with consulting agreement	130,000	-	30	-	-	30	-	30
Stock based compensation	1,000,000	1	219	-	-	220	-	220
Issuance of common stock related to interest expense	555,953	1	66	-	-	67	-	67
Common stock cancelled related to discontinued operations	(11,506,700)	(12)	(1,169)	135	-	(1,046)	-	(1,046)
Issuance of options in connection with employment agreement	-	-	292	-	-	292	-	292
Net loss	-	-	-	-	(4,064)	(4,064)	$(123)	(4,187)
Balance as of December 31, 2021	223,391,484	$223	$147,969	$-	$(119,814)	$28,378	$1,517	$29,895
Issuance of common stock in connection with employment agreement	1,000,000	1	67	-	-	68	-	68
Issuance of warrants in connection with consulting agreement	-	-	158	-	-	158	-	158
Issuance of options in connection with employment agreement	-	-	19	-	-	19	-	19
Net loss	-	-	-	-	(3,472)	(3,472)	11	(3,461)
Balance as of March 31, 2022	224,391,484	$224	$148,213	$-	$(123,286)	$25,151	$1,528	$26,679
Issuance of common stock related to interest expense	15,372	-	1	-	-	1	-	1
Issuance of options in connection with employment agreement	-	-	94	-	-	94	-	94
Issuance of warrants in connection with extension of debenture maturity	-	-	12	-	-	12	-	12
Net gain (loss)	-	-	-	-	540	540	(68)	472
Balance as of June 30, 2022	224,406,856	$224	$148,320	$-	$(122,746)	$25,798	$1,460	$27,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STEM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(7,389)	$(7,177)
Loss from discontinued operations, net of tax	-	1,745
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	349	691
Issuance of common stock in connection with consulting agreements	33	188
Issuance of common stock related to rent and interest expense	146	1
Impairment of investments	-	288
Depreciation and amortization	821	1,247
Amortization of intangible assets	529	655
Amortization of debt discount	1,007	13
Impairment of intangible assets	471	-
Gain on extinguishment of debt	-	(803)
Change in fair value of warrant liability and derivative liability	(322)	(2,183)
Foreign currency adjustment	53	(62)
Loss from sale of long-lived assets	178	-
Gain on disposal of subsidiary	-	(831)
Gain on sale of property	-	(1,155)
Other	367	103
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	46	-
Prepaid expenses and other current assets	333	217
Inventory	1,372	21
Other assets	-	1,402
Accounts payable and accrued expenses	426	(124)
Net cash used in continuing operating activities	(1,580)	(5,764)
Net cash provided by discontinued operating activities	-	340
Net cash used in operating activities	(1,580)	(5,424)

Cash flows from investing activities
Purchase of property and equipment	(24)	(206)
Sale of property	973	2,173
Investments	-	(288)
Cash received related to sale of equity method investment	-	1,651
Related party payments	-	(1)
Net cash provided by investing activities	949	3,329

Cash flows from financing activities
Proceeds from the issuance of common stock	-	285
Notes payable and advanced proceeds	1,470	625
Distribution	(32)	-
Repayments of notes payable	(627)	(879)
Net cash provided by financing activities from continuing operations	811	31

Net increase (decrease) in cash and cash equivalents	180	(2,064)
Cash and cash equivalents at the beginning of the period	1,524	5,464
Cash and cash equivalents at the end of the period	$1,704	$3,400

Supplemental disclosure of cash flow information:
Cash paid for interest	$220	$308
Cash paid for taxes	$-	$-
Supplemental disclosure of noncash activities:
Non-cash repayment of finance liability	$-	$1,092
Non-cash repayment of mortgages	$1,150	-
Financed Insurance	$-	$449
Interest paid in the form of common stock	$-	$67
Beneficial conversion of debt discount	$817	$-
Conversion of debt to equity	$249	$-

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

The Company leases and operates in properties for use in the production, distribution and sales of cannabis and cannabis-infused products licensed under the laws of the states of Oregon, Nevada, and California. As of June 30, 2023, Stem had ownership interests in 21 state issued cannabis licenses including nine (9) licenses for cannabis cultivation, two (2) licenses for cannabis processing, one (1) license for cannabis wholesale distribution, three (3) licenses for hemp production and (6) cannabis dispensary licenses.

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

Going Concern

On June 30, 2023, the Company had approximate balances of cash and cash equivalents of $1.7 million, negative working capital of approximately $2.1 million, and an accumulated deficit of $140.5 million.

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

On January 4, 2018, the office of the Attorney General published a memo regarding cannabis enforcement that rescinds directives promulgated under former President Obama that eased federal enforcement. In a January 8, 2018 memo, Jefferson B. Sessions, then Attorney General of the United States, indicated enforcement decisions will be left up to the U.S. Attorney’s in their respective states clearly indicating that the burden is with “federal prosecutors deciding which cases to prosecute by weighing all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of federal prosecution, and the cumulative impact of particular crimes on the community.” Subsequently, in April 2018, former President Trump promised to support congressional efforts to protect states that have legalized the cultivation, sale, and possession of cannabis; however, a bill has not yet been finalized in order to implement legislation that would, in effect, make clear the federal government cannot interfere with states that have voted to legalize cannabis. Further in December 2018, the U.S. Congress passed legislation, which the President signed on December 20, 2018, removing hemp from being included with Cannabis in Schedule I of the Act.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is primarily maintained in checking accounts. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. As of June 30, 2023, and September 30, 2022, the Company had no cash equivalents or short-term investments. In accordance with certain secured debentures received this quarter in the amount of $545,000, the Company set up and deposited this amount into a IOLTA trust account held in escrow to securitize these instruments (see Note 12). The Company has not experienced any losses on deposits of cash and cash equivalents to date.

Accounts Receivable

Accounts receivable is shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. As of June 30, 2023, and September 30, 2022, the reserve for doubtful accounts was $79 for both periods.

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

During the nine months ended June 30, 2023, the Company recorded $0 of investee losses.

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

Goodwill and Intangible Assets

Goodwill. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If the Company concludes otherwise, the Company is required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill. No goodwill impairment expense was incurred for the nine months ended June 30, 2023, and 2022, respectively.

Intangible Assets. Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated. During the nine months ended June 30, 2023, the Company entered into an asset purchase agreement which included the sale of intangible assets of approximately $222,000. Intangible assets of $471,000 and 0 were impaired for the nine months ended June 30, 2023, and 2022, respectively.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. As of June 30, 2023, and September 30, 2022, such net operating losses were offset entirely by a valuation allowance.

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

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on June 30, 2023, for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Lease costs were approximately $323,000 and $1,010,000, respectively for the three and nine months ended June 30, 2023, and approximately $331,000 and $763,000, respectively for the three and nine months ended June 30, 2022. The Company has nine operating leases consisting with remaining lease terms ranging from 7 months to 167 months.

Lease Costs

	Nine Months Ended	Nine Months Ended
	June 30, 2023	June 30, 2022
Components of total lease costs:
Operating lease expense	$1,010	$763
Total lease costs	$1,010	$763

Lease positions as of June 30, 2023

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated condensed balance sheet as follows:

June 30, 2023
Assets
Right of use asset	$7,819
Total assets	$7,819

Liabilities
Operating lease liabilities – short term	$442
Operating lease liabilities – long term	7,626
Total lease liability	$8,068

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	11.80
Weighted average discount rate – operating lease	10.74%

Cash Flows

Nine Months Ended
June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
ROU amortization	$1,010
Cash paydowns of operating liability	$(1,010)

The future minimum lease payments under the leases are as follows:

2023	$331
2024	1,272
2025	1,252
2026	1,271
2027	1,080
Thereafter	9,828
Total future minimum lease payments	15,034
Less: Lease imputed interest	(6,966)
Total	$8,068

Disaggregation of Revenue

In the nine months ended June 30, 2023, revenue reported was primarily from the sale of cannabis and related products accounted for under ASC 606.

The following table illustrates our revenue by type related to the three months ended June 30, 2023, and 2022 respectively:

Three Months Ended June 30,	2023	2022
Revenue
Wholesale	$841	$1,126
Retail	3,774	3,630
Rental	-	-
Other	13	66
Total revenue	4,628	4,822
Discounts and returns	(798)	(651)
Net Revenue	$3,830	$4,171

The following table illustrates our revenue by type related to the nine months ended June 30, 2023, and 2022 respectively:

Nine Months Ended June 30,	2023	2022
Revenue
Wholesale	$2,639	$3,256
Retail	11,431	11,217
Other	47	106
Total revenue	14,117	14,579
Discounts and returns	(2,334)	(2,062)
Net Revenue	$11,783	$12,517

Geographical Concentrations

As of June 30, 2023, the Company is primarily engaged in the production and sale of cannabis, which is only legal for recreational use in 19 states and D.C., with lesser legalization, such as for medical use in an additional 18, as of the time of these consolidated financial statements. In addition, the United States Congress has passed legislation, specifically the Agriculture Improvement Act of 2018 (also known as the “Farm Bill”) that has removed production and consumption of hemp and associated products from Schedule 1 of the Controlled Substances Act.

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of June 30, 2023, and September 30, 2022, are as follows:

Potentially dilutive share-based instruments:	June 30, 2023	September 30, 2022
Convertible notes	124,237,230	34,736,220
Options to purchase common stock	9,030,685	5,518,185
Unvested restricted stock awards	-	-
Warrants to purchase common stock	20,818,536	65,783,059
	154,086,451	106,037,464

The company has determined that the amount of interest expense and gains and losses for the derivative liabilities associated with the Company’s convertible notes is immaterial and inclusion would be anti-dilutive and has therefore not included an Earnings Per Share table recording the diluted earnings.

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was approximately $25,000 and $47,000 three months ended June 30, 2023, and 2022, respectively. Advertising expense was approximately $95,000 thousand and $217,000 for nine months ended June 30, 2023, and 2022, respectively.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for smaller reporting companies for annual reporting periods beginning after December 15, 2022, and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

3. Property, Plant & Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2023	September 30, 2022

Land	$-	$1,151
Automobiles	-	93
Signage	-	19
Furniture and equipment	1,541	2,590
Leasehold improvements	3,342	3,532
Buildings and property improvements	5,062	7,460
Computer software	57	59
	10,002	14,904
Accumulated depreciation	(4,553)	(5,815)
Property and equipment, net	$5,449	$9,089

Depreciation expense was approximately $256,000 and $400,000 for the three months ended June 30, 2023, and 2022, respectively. Depreciation expense was approximately $917,000 and $1.3 million for the nine months ended June 30, 2023, and 2022, respectively. Depreciation expense is included in general and administrative expense.

4. Inventory

Inventory consists of the following (in thousands):

	June 30, 2023	September 30, 2022

Raw materials	$198	$569
Work-in-progress	151	450
Finished goods	954	1,656
Total Inventory	$1,303	$2,675

Raw materials and work-in-progress include the costs incurred for cultivation materials and live plants. Finished goods consists of cannabis products sent to retail locations or ready to be sold. No inventory reserve was recorded for the nine months ended June 30, 2023, and the year ended September 30, 2022, due to management’s assessment of the inventory on hand.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets are assets and payments previously made, that benefit future periods. The balance as of June 30, 2023, includes the Employee Retention Tax Credit (“ERTC”) program from the U.S Treasury, as part of the COVID-19 stimulus package. During the fiscal year ended September 30, 2021, the Company applied for certain ERTC credits in the approximate amount of $5.1 million, which is reflected within the Statement of Operations as a reduction to general and administration expense. The remaining balance of the ERTC receivable was $201 thousand as of June 30, 2023.

Prepaid and other current assets comprised of the following:

	June 30, 2023	September 30, 2022

Prepaid expenses	$213	$538
ERTC credits	201	201
Deposits and other current assets	182	190

Total prepaid expenses and other current assets	$596	$929

6. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows (in thousands):

	As of September 30, 2022
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$553	$(37)	$516	36.2%
Western Coast Ventures, Inc.	842	$(3)	839	49.0%
YMY Ventures, Inc.	299	$30	329	50.0%
Michigan RE 1, Inc.	(54)	$(152)	(206)	49.0%
	$1,640	$(162)	$1,478

	As of June 30, 2023
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$516	$(28)	$488	36.2%
Western Coast Ventures, Inc.	839	$-	839	49.0%
YMY Ventures, Inc.	329	$48	377	50.0%
Michigan RE 1, Inc.	(206)	$-	(206)	49.0%
	$1,478	$20	$1,498

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

9. Intangible Assets, net

Intangible assets as of September 30, 2022, and June 30, 2023 (in thousands):

	Estimated Useful Life	Cannabis Licenses	Tradename	Customer Relationship	Non-compete	Technology	Accumulated Amortization	Net Carrying Amount
Balance as September 30, 2022		$8,365	$280	$645	$220	$5	$(1,501)	$8,014
YMY Ventures	15	-	-	-	-	-	(38)	(38)
Yerba Buena	3-15 years	(537)	-	-	-	-	-	(537)
Foothill (7LV)	15	-	-	-	-	-	(392)	(392)
JV Retail 3	3-15 years	-	-	-	-	-	(12)	(12)
JV Retail 4	3-15 years	-	-	-	-	-	(12)	(12)
JV Extraction	10-15 years	(222)	-	-	-	-	-	(222)
Other	5	-	-	-	-	-	-	-
Balance as June 30, 2023		$7,606	$280	$645	$220	$5	$(1,955)	$6,801

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors or changes. On March 15, 2023, the Company executed as Asset Purchase Agreement in which included the sale of $222,427 of intangible assets. Amortization expense for the three and nine months ended June 30, 2023, was $175 and $533 respectively. Amortization expense for the three and nine months ended June 30, 2022, was $220 and $659, respectively.

Definite-lived intangible assets of $471 and $0 were impaired for the nine months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, goodwill in the amount of $1,522 was not impaired due to the reporting unit, to which the goodwill is allocated, having a negative equity balance.

The following table is a runoff of expected amortization in the following 5-year period as of June:

2023	$334
2024	675
2025	675
2026	675
2027	675
Thereafter	4,238
$7,272

10. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2023	September 30, 2022
Accounts payable	2,040	$1,790
Accrued credit cards	16	14
Accrued interest	177	111
Accrued payroll	138	109
Accrued sales tax liability	90	120
Other	278	166
Total Accounts Payable and Accrued Expenses	$2,739	$2,310

11. Notes Payable and Advances

The following table summarizes the Company’s short-term notes and long-term debt, mortgages as of June 30, 2023, and September 30, 2022:

	June 30, 2023	September 30, 2022
Equipment financing	$17	$20
Insurance financing	31	230
Promissory note	175	201
Total notes payable and advances	$223	$451

Current portion of long-term debt	$400	$1,000

Long-term mortgages, net of current portion	675	1,225
Total debt	$1,075	$2,225

Equipment financing

January 2021, the Company entered into a promissory note in the amount of $27,880 for the acquisition of a truck. The promissory note bears an interest rate of 13.29% per annum and is secured by the financed vehicle. The note has a sixty-month term with monthly payment of $642. As of June 30, 2023, the balance outstanding is $16,557.

Insurance financing

Effective February 9, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $430,657. The note bears an annual interest rate of 7.64%. The Company paid $86,131 as a down payment on February 14, 2022, the note requires the Company to make 10 monthly payments of $35,795 over the remaining term of the note. As of June 30, 2023, the obligation has been paid.

Effective February 24, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $17,551. The note bears an annual interest rate of 7.37%. The Company paid $18,033 as a down payment on February 24, 2022, the note requires the Company to make 10 monthly payments of $1,327 over the remaining term of the note. As of June 30, 2023, the obligation outstanding is $0.

Effective April 6, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $29,060. The note bears an annual interest rate of 9.65%. The Company paid $5,812 as a down payment on April 6, 2022, the note requires the Company to make 9 monthly payments of $2,697.47 over the remaining term of the note. As of June 30, 2023, the obligation outstanding is $0.

Effective May 23, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $7,599. The note bears an annual interest rate of 11.50%. The Company paid $2,121 as a down payment on May 23, 2022, the note requires the Company to make 9 monthly payments of $640.41 over the remaining term of the note. As of June 30, 2023, the obligation outstanding is $0.

Effective April 5, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $20,931. The note bears an annual interest rate of 10.50%. The Company paid $5,347 as a down payment on April 5, 2022, the note requires the Company to make 9 monthly payments of $1,808.22 over the remaining term of the note. As of June 30, 2023, the obligation outstanding is $0.

Effective July 7, 2022, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $10,150. The note bears an annual interest rate of 11%. The Company paid $3,950 as a down payment in July 2022, the note requires the Company to make 9 monthly payments of $837 over the remaining term of the note. As of June 30, 2023, the obligation has been paid.

Effective July 31, 2022, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $144,500. The note bears an annual interest rate of 9.49%. The Company paid $35,803 as a down payment in August 2022, the note requires the Company to make 10 monthly payments of $11,348 over the remaining term of the note. As of June 30, 2023, the obligation has been satisfied.

Effective November 26, 2022, the Company entered into a 10-month premium finance agreement for an insurance policy in the principal amount of $11,089. The note bears an annual interest rate of 12.90%. The Company paid $1,961 as a down payment in November 2022, the note requires the Company to make 10 monthly payments of $971 over the remaining term of the note. As of June 30, 2023, the obligation outstanding is $1,943.

Effective April 2023, the Company entered into a 10-month premium finance agreement for an insurance policy in the principal amount of $21000. The note bears an annual interest rate of 12.12%. The Company paid $8,392 as a down payment in April 2023, the note requires the Company to make 10 monthly payments of $1,696 over the remaining term of the note. As of June 30, 2023, the obligation outstanding is $13,569.

Effective May 2023, the Company entered into a 10-month premium finance agreement for an insurance policy in the principal amount of $5,892. The note bears an annual interest rate of 14.50%. The Company paid $1,265 as a down payment in May 2023, the note requires the Company to make 10 monthly payments of $ 462.73 over the remaining term of the note. As of June 30, 2023, the obligation outstanding is $4,627.

Promissory note

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The note matures in October 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory note, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. As of September 30, 2022, the obligation outstanding was $200,548, which consisted of remaining principal of $250,000 net of a debt discount of $49,452. During the three months ended December 31, 2022, the Company converted $124,000 of the principal and issued 7,352,941 common shares. The remaining principal balance was $125,000, and the balance, $80,016, was net of debt discount of $44,984 as of December 31, 2022. In January 2023, the remaining balance was converted through the issuance of 5,434,782 shares of common stock.

In November 2022, the Company completed a private placement of a $250,000 unsecured promissory note and 250,000 common share purchase warrants to an arm’s length lender. The Note becomes due and payable in three months, subject to extension by the Company for an additional three months upon payment of a $5,000 extension fee to the lender. The Note bears an interest rate of 10% per annum payable at maturity. The Company may prepay the outstanding principal amount of the obligation together with all accrued and unpaid interest, without penalty, at any time prior to the maturity date of the note. Each warrant entitles the holder thereof to purchase one common share at a price of $0.05 for a period of thirty-six (36) months after closing. The balance of the promissory note as of June 30, 2023, was $175,000.

Long-term debt, mortgages

In January 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began February 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on January 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of June 30, 2023, the Company executed a sale lease back agreement with the Company’s Powell property and entered into a 10-year lease with an unrelated third party located in Wichita, KS. The lease requires the Company to pay a starting base rental fee of $7,714 plus additional estimated triple net charges per month including real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance, and utilities are included and paid monthly. This transaction resulted in net proceeds to the Company in the amount of $354,000 and a loss on sale of $249,000, recorded in other expense.

In March 2020, the Company executed a $400,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began May 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on April 1, 2022, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $38,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of June 30, 2023, the obligation outstanding is $400,000. Subsequently, the Company has exercised its right to extend the maturity by incurring an additional fee.

In March 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began April 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on March 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of March 31, 2023, the Company paid off the existing debt of $700,000 and procured another mortgage in the amount of $775,000. This obligation has no personal guarantee; however, a corporate guarantee has been perfected. The new interest is 12% on a two-year term. As of June 30, 2023, the Company executed a sale lease back agreement with the Company’s Willamette property and entered into a 10-year lease with an unrelated third party located in Santa Cruz, CA. The lease requires the Company to pay a starting base rental fee of $11,667 plus additional estimated triple net charges per month including real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance, and utilities are included and paid monthly. This transaction resulted in net proceeds to the Company in the amount of $556,000 and a loss on sale of $482,000, recorded in other expense.

In July 2020, the Company executed a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 14% per annum. Monthly interest only payments began August 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on July 31, 2023, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of June 30, 2023, the pursuant to a sales agreement, the property was sold for $275,000. This transaction resulted in net proceeds to the Company in the amount of $56,000 and a loss on sale of $894,000 recorded loss on sale.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. As of September 30, 2019, the balance due totals $300,000. In August 2020, the Company refinanced this obligation and paid the $300,000 balance. The refinanced mortgage term is 36 months and includes and interest rate of 14% and monthly interest only payments of $4,667. As of June 30, 2023, the Company refinanced this obligation in the amount of $675,000 and paid off the principal balance of $400,000. The refinanced mortgage term is 24 months and includes and interest rate of 15% and monthly interest only payments of $8,437.

The following is a table of the 5-year runoff of our long-term debt as of June 30:

2023	$400
2024	-
2025	675
2026	-
2027	-
Thereafter	-
1,075
Less current portion of long-term debt:	(400)
$675

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

12. Convertible debt

In December 2022, the Company partially converted a $250,000 unsecured convertible promissory note and issued 7,352,941 common shares to convert 50% of the note. In January 2023, the balance of $125,000 was converted through the issuance of 5,434,782 shares of common stock. As of June 30, 2023, the balance on the convertible debenture is $0.

In January 2023, the Company executed a $250,000 unsecured convertible promissory note and 500,000 common share purchase warrants to an arm’s length lender. The Note becomes due and payable on March 31, 2023, and is subject to a voluntary conversion by the Holder at the conversion rate of $0.01 a share. The Note bears an interest rate of 12% per annum payable at maturity. Each warrant entitles the holder thereof to purchase one common share at a price of $0.005 for a period of thirty-six (36) months after closing. As of June 30, 2023, the note balance was $150,000, and has subsequently been satisfied.

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

During April 2023, the Company executed a $50,000 unsecured convertible promissory note. The Note bears an interest rate of 7.5% per annum payable quarterly either in cash or in kind. The Note becomes due and payable on March 7, 2024, and is subject to a voluntary conversion by the Holder at the conversion rate of $0.01 a share. Additionally, upon this conversion, the noteholder is entitled to 100 percent cashless warrant coverage entitling the holder to purchase one common share at a price of $0.02 for a period of five years, (60) months after conversion. If the noteholder elects to redeem the note, the holder would be entitled to accrued interest along with three times cashless warrant coverage based on the initial investment entitling the holder to purchase one common share at a price of $0.02 for a period of five years, (60) months after redemption.

During April 2023, the Company executed a series of secured promissory notes totaling $545,000. The Notes bears an interest rate of 7.5% per annum payable quarterly either in cash or in kind. The Note becomes due and payable on March 7, 2024, and is subject to a voluntary conversion by the Holder at the conversion rate of $0.01 a share. Additionally, upon this conversion, the noteholder is entitled to 100 percent cashless warrant coverage entitling the holder to purchase one common share at a price of $0.02 for a period of five years, (60) months after conversion. If the noteholder elects to redeem the note, the holder would be entitled to accrued interest along with three times cashless warrant coverage based on the initial investment entitling the holder to purchase one common share at a price of $0.02 for a period of five years, (60) months after redemption. These debentures are collateralized pursuant to a security and escrow agreement whereas the funds are set aside to fund the debentures upon the holder’s decision to either convert or redeem the note.

The total remaining balance of the convertible notes listed above was $0.3 million, which is net of a discount of $0.6 million as of June 30, 2023, and is reflected on the balance sheet within convertible notes, net.

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

In June 2022, the Company received approval of the holders Warrant holders of the warrants and the holders debenture holders of the Convertible Debentures to reprice the convertible securities issued in connection with the Company’s special warrant financing, which initially closed on December 27, 2018, and June 14, 2019. The share purchase warrants of the Company issued in connection with the financing will be repriced to C$0.20 per Common Share and the convertible debentures of the Company issued in connection with the financing will be repriced to C$0.10 per common share. Additionally, the Debenture holders have approved the following amendments to the terms of the convertible debentures: (i) an extension to the maturity date of the convertible debentures to three years ; and (ii) an amendment to permit the Company to force the conversion of the principal amount of the then outstanding convertible debentures and any accrued and unpaid interest thereof at the new conversion price on not less than 30 days’ prior written notice if the closing trading price of the shares of common stock of the Company’s common shares exceeds C$0.80 for a period of 10 consecutive trading days on the CSE, (iii) the payment of 5% of the principle amount. Share purchase warrants of the Company were issued in connection this repricing at 167 common share warrants for each $1,000 debenture unit held. A debt discount of $1.2 million was recorded and will be amortized over the remaining life of the convertible debt, and as part of the modification of convertible debt. This transaction was accounted for as extinguishment of debt which resulted in a gain of $803 thousand. As of June 30, 2023, and September 30, 2022, the convertible debt related to the above debentures was $2.0 million and $1.5 million, net of a debt discount of $600 thousand and $1.1 million, respectively.

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Canaccord convertible notes and the subsequent fair value measurement for the nine months ended June 30, 2023, in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2022	$-	$370
Change in fair value	-	(339)
Balance as of June 30, 2023	$-	$31

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2023 (in thousands):

	Fair value measured at June 30, 2023
		Quoted prices	Significant other	Significant
		in active markets	observable inputs	unobservable inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$71	$-	$-	$71
Embedded derivative liability	31	-	-	31
Total fair value	$102	$-	$-	$102

There were no transfers between Level 1, 2 or 3 during the nine months ended June 30, 2023.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended June 30, 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

		Embedded
	Warrant Liability	Derivative Liability	Total
Balance – September 30, 2022	$55	$370	$425
Warrants granted for services	-	-	-
Change in fair value	44	(215)	(171)
Balance – December 31, 2022	99	155	254
Change in fair value	(56)	6	(50)
Balance – March 31, 2023	$43	$161	$204
Change in fair value	28	(130)	(102)
Balance – June 30, 2023	$71	$31	$102

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2023, and September 2022 is as follows:

	Embedded Derivative Liability
	As of	As of
	June 30, 2023	September 30, 2022
Strike price	$0.01	$0.10
Contractual term (years)	2.1	2.8
Volatility (annual)	164%	141%
Risk-free rate	4.50%	4.00%
Dividend yield (per share)	0.00%	0.00%
Credit spread	14% to 16%	14% to 16%

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

Preferred shares

The Company had two series of preferred shares designated with no preferred shares issued and outstanding as of June 30, 2023, and September 30, 2022.

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

During the quarter ended June 30, 2022, the Company issued 20,000,000 shares of its common stock valued at $0.01 as stock-based compensation in connection with employment and board agreements.

During the quarter ended June 30, 2022, the Company issued 3,000,000 shares of its common stock valued at $0.01 as stock-based compensation in connection with advisory and finder’s agreements.

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

The fair value of options granted are estimated using weighted-average assumptions. There were no options granted during the nine months ended June 30, 2023, and 2022.

Options:

	For the Three Months Ended June 30,
	2023	2022
Exercise price	0.05	n/a
Expected term (years)	4.45	n/a
Expected stock price volatility	1.24%	n/a
Risk-free rate of interest	2.42%	n/a
Expected dividend rate	0%	n/a

A summary of option activity under the Company’s stock option plan for the nine months ended June 30, 2023, is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of October 1, 2021	6,697,916	$1.07	$54	2.09
Granted	1,500,000	0.07	-	4.39
Expired	(2,242,231)	(0.67)	-	-
Outstanding as of September 30, 2022	5,955,685	$1.07	$-	2.90
Granted	3,425,000	$0.05	$-	4.94
Outstanding as of March 31, 2023	9,380,685	$0.27	$-	2.88
Expired	(100,000)	$5.56	$-	-
Outstanding as of June 30, 2023	9,280,685	$0.49	$-	2.19
Options vested and exercisable	9,030,685	$0.49	$-	2.19

Estimated future stock-based compensation expense relating to unvested stock options was nominal as of June 30, 2023, and 2022. Weighted average remaining contractual life of the options is 4.64 years.

Stock-based Compensation Expense

Stock-based compensation expense for the three and nine months ended June 30, 2023, and 2022 was comprised of the following (in thousands):

	Three months ended June 30,
	2023	2022
Stock grants	$231	$-
Stock options	14	94
Warrants	-	-
Total stock-based compensation	$245	$94

	Nine months ended June 30,
	2023	2022
Stock grants	$263	$288
Stock options	119	405
Warrants	-	158
Total stock-based compensation	$382	$851

16. Commitments and contingencies

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, his also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth. For the period ended June 30, 2023, the Company’s has accounts with a Florida bank and several credit unions located in Washington and California.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. The lease requires the Company to pay a starting base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017, and continues through November 31, 2026, at a starting rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of June 30, 2023, Company eliminates this rental income in consolidation.

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

Under California law, Stem, as Driven Deliveries’ prior parent company was legally required to assume Driven Deliveries’ debt to Plaintiffs. If a domestic corporation owns all the outstanding shares, or owns less than all the outstanding shares but at least 90 percent of the outstanding shares of each class, of a corporation or corporations, domestic or foreign, the merger of the subsidiary corporation or corporations into the parent corporation or the merger into the subsidiary corporation of the parent corporation and any other subsidiary corporation or corporations, may be effected by a resolution or plan of merger adopted and approved by the board of the parent corporation and the filing of a certificate of ownership as provided in subdivision . The resolution or plan of merger shall provide for the merger and shall provide that the surviving corporation assumes all the liabilities of each disappearing corporation and shall include any other provisions required by this section. Stem stated in a Form S-4 Statement filed with the SEC on [date], “Driven is surviving the merger as a wholly owned subsidiary of Stem (the ‘Merger’). Stem, together with Driven following the Merger, is referred to herein as the combined company. Following the completion of the Merger, Stem will also assume Driven’s outstanding net indebtedness.” Plaintiffs argue that while the merger with Stem was pending, Driven and Stem’s COO, Brian Hayek agreed to be bound by California law in executing the Settlement Agreement. Accordingly, applying California law, Stem assumed Driven’s liability to Plaintiffs. Accordingly, the Court in California granted the Plaintiffs’ motion to amend the judgment to add nonparty Stem Holdings Inc. as an additional defendant. At this time, it is unclear whether Stem will be required to pay Plaintiff any amount on account of this matter.

Additionally, the Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.

17. Subsequent events

On July 10, 2023, the Company executed as Stock Purchase Agreement in which the Company sold its ownership interest in 7LV USA Corporation. The purchase price for the entity and for all its stock was $2.5 million which included the cannabis retail license. At closing, the Company received $1.0 million dollars in exchange for 49% of the shares and the remaining 51% of the shares will be tendered upon receipt of the balance of $1.5 million consisting of 15 $100,000 monthly payments.

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

For the three and nine months ended June 30, 2023, the financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. For the three and nine months ended June 30, 2023, the unaudited interim financial statements have been prepared by management in accordance with the condensing rules of the United States Securities and Exchange Commission.

Results of Operations

	For the Three Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Gross Revenue	$5,389	$4,823	566	12%
Discounts and returns	(1,559)	(652)	907	139%
Cost of goods sold	2,787	3,500	(713)	(20%)
Consulting fees	123	104	19	18%
Professional fees	258	551	(293)	(53%)
General and administration	2,094	2,555	(461)	(18%)
Impairment expense	471	-	471	100%
Other income, net	826	3,011	(2,185)	73%
Net loss	$(1,077)	$472

Comparison of the results of operations for the three months ended June 30, 2023, compared to the three months ended June 30, 2022

The Company had net revenues during the three months ended June 30, 2023, of $ 3,830 compared with $4,171 for the comparable period of 2022, the decrease in revenue was primarily related to a decrease in flower sales related to general market conditions.

Cost of goods for the three months ended June 30, 2023, amounted to approximately $2,787 compared to $3,500 in the comparable period of the prior year. These costs include both the cost of finished product purchased for retail and the cost of cultivation and processing for the grow facilities and sold at the wholesale level.

In the three months ended June 30, 2023, we incurred consulting costs of approximately $123 compared to approximately $104 in the comparable period of the prior year. The increase in consulting fees was attributed to an increase in stock-based consulting expenses.

In the three months ended June 30, 2023, we incurred professional fees of approximately $258 compared to approximately $551 in the comparable period of the prior year. The fees are primarily for legal, accounting, and related services that pertains to our being a public company in both the United States and Canada.

In the three months ended June 30, 2023, we incurred general and administrative costs of approximately $2,094 compared to approximately $2,555 in the comparable period of the prior year. The decrease relates primarily to a decrease in costs related to insurance, office expenses, and salaries.

The Company recognized other income of $826 during the three months ended June 30, 2023, compared to other income during the three months ended June 30, 2022, of $3,011. The other income was primarily related to the sale of a subsidiary.

	For the Nine Months Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Gross Revenue	$14,117	$14,578	(461)	(3%)
Discounts and returns	(2,334)	(2,061)	273	13%
Cost of goods sold	10,103	10,691	(588)	(6%)
Consulting fees	231	633	(402)	(64%)
Professional fees	743	2,543	(1,800)	(71%)
General and administration	6,602	8,744	(2,142)	(24%)
Impairment of intangibles	471	795	(324)	(41%)
Other income (expenses), net	(1,022)	5,457	(6,479)	119%
Loss from discontinued operations	-	(1,745)	1,745	100%
Net loss	$(7,389)	$(7,177)

The Company had net revenues during the nine months ended June 30, 2023, of $11,783 compared with $12,517 for the comparable period of 2022, the decrease in revenue was primarily related to a decrease in flower sales related to general market conditions.

Cost of goods for the nine months ended June 30, 2023, amounted to $10,103 compared to $10,691 in the comparable period of the prior year. These costs include both the cost of finished product purchased for retail and the cost of cultivation and processing for the grow facilities and sold at the wholesale level.

In the nine months ended June 30, 2023, we incurred consulting costs of $231 compared to $633 in the comparable period of the prior year. We mitigated our consulting expenses which were stock based the prior year.

In the nine months ended June 30, 2023, we incurred professional fees of $743 compared to $2,543 in the comparable period of the prior year. Those fees are primarily for legal, accounting, and related services relating to our being a public company in both the United States and Canada.

In nine months ended June 30, 2023, we incurred general and administrative costs of $6,602 compared to $8,744, these costs include payroll, depreciation and amortization, insurance, rent expense and other general costs. We expect that these costs will increase as we increase our operations.

In the nine months ended June 30, 2023, we did recognize impairment expense of $471 compared to $795 in the comparable period of the prior year. This expense relates to the impairment of investments and non-refundable deposits.

The Company recognized other expenses of $1,022 during the nine months ended June 30, 2023, compared to other income during the nine months ended June 30, 2022, of $5,457. The other expenses were primarily related to the loss on a sale of a subsidiary for the nine months ended June 30, 2023. The other income for the nine months ended June 30, 2022, primarily related to the change in fair value of warrants offset slightly by impairment expense.

In the nine months ended June 30, 2023, we did not recognize any loss from discontinued operations. In the nine months ended June 30, 2022, we had recognized a loss of discontinued operations of $1,745 related to the divesture of Driven.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

On June 30, 2023, we had working capital deficit of approximately $2.1 million, which included cash and cash equivalents of $1.7 million. We reported a net loss of approximately $7.4 million and our net cash used in operating expenses totaled $1.3 million, our cash provided by investing activities was $0.9 million, and cash flows provided by financing activities totaled $0.5 million.

Cash Flow

Net cash flows used in continuing operating activities was approximately $1,580 for the nine months ended June 30, 2023, as compared net cash flow used in operating activities of approximately $5,764 for the nine months ended June 30, 2022, a change of approximately $4,184.

●	Net cash flow used in operating activities for the nine months ended June 30, 2023 primarily reflected a net loss of $7,389 adjusted for the add-back of non-cash items consisting of depreciation and amortization of approximately $821, stock-based compensation and consulting expense of approximately $382, amortization of debt discount of $1,007, impairment of intangible assets of $471, amortization of intangible assets of $529, non-cash rent and interest expense of $146, foreign currency translation adjustment of $53, loss on sale of long-lived assets of $178, offset by a decrease in warrant and derivative liability of $322, changes in operating assets and liabilities consisting of a decrease in accounts receivable of $46, a decrease in inventory of $1,372, an increase in accounts payable and accrued expenses of $427, and a decrease in prepaids of $333, and an increase in other assets of $367. Net cash flow used in operating activities for the nine months ended June 30, 2022 primarily reflected a net loss of $7,177 adjusted for the add-back of non-cash items consisting of loss from discontinued operations of $1,745, depreciation and amortization of approximately $1,247, stock-based compensation and consulting expense of approximately $880, amortization of debt discount of $13, amortization of intangible assets of $655, impairment of investments of $288, issuance of common stock in connection with consulting agreements and interest payments of $189, recognition of derivative liability of $340, offset by a decrease in warrant liability of $2,183, gain on extinguishment of debt of $803, foreign currency translation adjustment of $62, a gain from disposal of a subsidiary of $831, gain on sale of property of $1,155, change operating assets and liabilities consisting of a decrease in inventory of $21, a decrease in accounts payable and accrued expenses of $124, a decrease in prepaids of $217, an increase in other of $103, and a decrease in other assets of $1,402.

●	Net cash flow provided by investing activities for the nine months ended June 30, 2023, amounted to $949 and consisted of the sale of investments of $973, and the purchase of property and equipment of $24. Net cash flow provided by investing activities for the nine months ended June 30, 2022, amounted to $3,329 and consisted of $206 used in the purchase of property and equipment, $1,651 provided from the sale of an equity method investment, and $2,173 provided from the sale of a property. Additionally, a net of $288 was provided by investments, and $1 related to repayment of a related party.

●	Net cash provided by financing activities was $811 for the nine months ended June 30, 2023, as compared to net cash provided by financing activities of $31 for the nine months ended June 30, 2022. During the nine months ended June 30, 2023, we received proceeds from notes payable and advances of $1,470, offset by repayments of $627 of notes payable, and distributions of $32. Net cash provided by financing activities was $31 for the nine months ended June 30, 2022. During the nine months ended June 30, 2022, we received proceeds of $285 for the issuance of common shares, $625 related to note payables offset by repayments of $879 of notes payable.

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

During the nine months ended June 30, 2023, and 2022, the Company determined that there were $471 and $795 losses related to the impairment of goodwill and intangible assets, respectively.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of June 30, 2023. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

Under California law, Stem, as Driven Deliveries’ prior parent company was legally required to assume Driven Deliveries’ debt to Plaintiffs. If a domestic corporation owns all the outstanding shares, or owns less than all the outstanding shares but at least 90 percent of the outstanding shares of each class, of a corporation or corporations, domestic or foreign, the merger of the subsidiary corporation or corporations into the parent corporation or the merger into the subsidiary corporation of the parent corporation and any other subsidiary corporation or corporations, may be effected by a resolution or plan of merger adopted and approved by the board of the parent corporation and the filing of a certificate of ownership as provided in subdivision . The resolution or plan of merger shall provide for the merger and shall provide that the surviving corporation assumes all the liabilities of each disappearing corporation and shall include any other provisions required by this section. Stem stated in a Form S-4 Statement filed with the SEC on [date], “Driven is surviving the merger as a wholly owned subsidiary of Stem (the ‘Merger’). Stem, together with Driven following the Merger, is referred to herein as the combined company. Following the completion of the Merger, Stem will also assume Driven’s outstanding net indebtedness.” Plaintiffs argue that while the merger with Stem was pending, Driven and Stem’s COO, Brian Hayek agreed to be bound by California law in executing the Settlement Agreement. Accordingly, applying California law, Stem assumed Driven’s liability to Plaintiffs. Accordingly, the Court in California granted the Plaintiffs’ motion to amend the judgment to add nonparty Stem Holdings Inc. as an additional defendant. At this time, it is unclear whether Stem will be required to pay Plaintiff any amount on account of this matter.

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. To the best of our knowledge, as of August 14, 2023, the Company was not a party to any other material litigation, claim or suit whose outcome could have a material effect on the Company’s financial statements.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all securities issued by Stem between October 1, 2022, and June 30, 2023:

	Security	No. Shares
Services	Common Stock	350,000
Compensation	Common Stock	24,137,500
Issuance of common stock related to debt conversions	Common Stock	12,787,723
Issuance of common stock related to rent and interest payments	Common Stock	6,895,344
Total		44,170,567

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

STEM HOLDINGS, INC.

August 21, 2023	By:	/s/ Matthew J. Cohen
Matthew J. Cohen, President, Chief Executive Officer and Chief Financial Officer

