Form 10-K
period 2023-09-30
Stem Holdings, Inc.
filed 2024-05-24
CIK 1697834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

Emerging Growth Company ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,965,573 at $1.40 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,669,910 shares of common stock par value $0.001 as of 04/19/2024.

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

Overview of the Business

Stem Holdings, Inc. (“Stem” or the “Company”) is a Nevada corporation incorporated on June 7, 2016, and operated as an omnichannel, vertically-integrated cannabis branded products and technology company with cultivation, processing, extraction, retail, distribution, and delivery-as-a-service (DaaS) operations in selective markets in the United States. Stem’s family of award-winning brands includes TJ’s Gardens™, TravisxJames™, and Yerba Buena™ flower and extracts; Cannavore™ edible confections; and e-commerce delivery platforms provide direct-to consumer proprietary logistics and an omnichannel UX (user experience)/CX (customer experience). As of September 30, 2023, the Company has discontinued its cannabis operations and all cannabis related assets are held for sale as of September 30, 2023.

The Company had purchased, improved, leased, and continues to operate, however, no longer invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products. Stem has ownership interests in 17 state issued cannabis licenses including nine (9) licenses for cannabis cultivation, two (2) licenses for cannabis processing, one (1) licenses for cannabis wholesale distribution, and five (5) cannabis dispensary licenses.

The Company has eight wholly-owned subsidiaries, including Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, Inc., Stem Holdings Oregon Acquisitions 1, Corp., Stem Holdings Oregon Acquisitions 2, Corp., Stem Holdings Oregon Acquisitions 3, Corp., Stem Holdings Oregon Acquisitions 4 Corp., 2336034 Alberta Ltd., Stem, through its subsidiaries, is currently in the process of seeking to be acquired by entities directly in the production and sale of cannabis. Driven Deliveries, Inc., a former wholly-owned subsidiary, was sold during the quarter ended December 31, 2021. 7LV USA Corporation, a former wholly-owned subsidiary was sold during the quarter ended September 30, 2023.

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQB under the symbol “STMH”.

In June 2021, the Company’s shareholders approved a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized common shares from 300,000,000 shares to 750,000,000 shares.

Reverse Split.

On December 27, 2022, the Company’s shareholders approved a proposal to implement a reverse split of the Company’s Common Stock within a range of one for ten shares and one for one-hundred shares, at the discretion of the Board of Directions prior to December 27, 2023. At this time, the Board of Directors has approved a reverse split utilizing a ratio of one share for each one-hundred shares to be implemented prior to December 27, 2023. As a result of the reverse split, the Company’s 557,999,222 shares will be converted into 5,579,992 post-split shares. All fractional interests resulting form the reverse split will be rounded up to the nearest whole share.

Government Regulations

Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we are currently involved in the cannabis industry. The Company is directly engaged in the manufacture, possession, sale, and distribution of cannabis in the adult-use cannabis marketplace in the State of Oregon, California and the State of Nevada.

Federal Regulations

The United States federal government regulates drugs through the federal Controlled Substances Act (21 U.S.C. § 811) (the “CSA”), which places controlled substances, including cannabis, in one of five different schedules. Cannabis, except hemp containing less than ..3% (on a dry weight basis) of the psychoactive ingredient in cannabis, is classified as a Schedule I drug. As a Schedule I drug, the federal Dr (“DEA”) considers cannabis to have a high potential for abuse, no currently accepted medical use in treatment in the United States, and a lack of accepted safety for Gastaut syndrome, and Dravet syndrome, in patients two years of age and older. This is the first FDA-approved drug that contains a purified drug substance derived from the cannabis plant. CBD is a chemical component of cannabis that does not contain the intoxication studies show cannabis is not able to be abused in the same way as other Schedule I drugs, has medicinal properties, and can be safely administered. The federal position is also not necessarily consistent with democratic approval of cannabis at the state government level in the United States. Unlike in Canada, which has federal legislation uniformly governing the cultivation, distribution, sale, and possession of cannabis under the Cannabis Act, S.C. 2018, c. 16, (Canada) and the Cannabis for Medical Purposes Regulations, cannabis is largely regulated at the state and local level in the United States. State laws regulating cannabis conflict with the CSA, which makes cannabis use and possession federally illegal. Although certain states and territories of the United States authorize medical or adult-use cannabis production and distribution by licensed or registered entities, under United States federal law, the possession, use, cultivation, and transfer of cannabis.

Nonetheless, 44 U.S. states, the District of Columbia, and the territories of Puerto Rico, the U.S. Virgin Islands, Guam, and the Northern Mariana Islands have legalized some form of cannabis for medical use, while 21 states and the District of Columbia have legalized the adult-use of cannabis for recreational purposes. As more and more states legalized medical and/or adult-use cannabis, the federal government attempted to provide clarity on the incongruity between federal prohibition under the CSA and these state-legal regulatory frameworks. Notwithstanding the foregoing, cannabis remains illegal under U.S. federal law, with cannabis listed as a Schedule I drug under the CSA.

Until 2018, the federal government provided guidance to federal law enforcement agencies and banking institutions regarding cannabis through a series of memoranda was drafted by former Deputy Attorney General James Cole on August 29, 2013 (the “Cole Memorandum”). The Cole Memorandum offered guidance to federal control the cultivation, processing, distribution, sale, and possession of cannabis. As such, conduct in compliance with those laws and regulations is less likely to be a priority at the federal level. The Cole Memorandum was seen by many state-legal cannabis companies as a safe harbor for their licensed operations that were conducted in full compliance with all applicable state and local regulations. However, in January had been established by the Cole memorandum, enforcement priorities are determined by respective United States Attorneys.

Following his election, President Biden appointed Merrick Garland to serve as the U.S. Attorney General. While Attorney General Garland indicated in his confirm licensed business would be a priority target of the DOJ resources, no formal enforcement policy has been issued to date. There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the U.S. Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a an industry best practice, despite the rescission of the Cole Memorandum, the Company abides by the following standard operating policies and procedures:

1. Ensure that its operations are compliant with all licensing requirements as established by the applicable state, county, municipality, town, township

2. Ensure that its cannabis related activities adhere to the scope of the licensing obtained (for example: in the states where cannabis is permitted only for adult-use

3. Implement policies and procedures to ensure that cannabis products are not distributed to minors;

4. Implement policies and procedures to ensure that funds are not distributed to criminal enterprises, gangs, or cartels;

5. Implement an inventory tracking system and necessary procedures to ensure that such compliance system is effective in tracking inventory and preventing dive

6. Ensure that its state-authorized cannabis business activity is not used as a cover or pretense for trafficking of other illegal drugs, is engaged in any other illegal

7. Ensure that its products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public healing.

In addition, the Company conducts background checks to ensure that the principals and management of its operating subsidiaries are of good character, have not been involved with other illegal drugs, engaged in illegal activity or activities involving violence, or use of firearms in cultivation, manufacturing, or distribution of cannabis. The Company will also conduct ongoing reviews of the activities of its cannabis businesses, the premises on which they operate, and the policies and procedures that are related to possession of cannabis or cannabis products outside of the licensed premises, including the cases where such possession is permitted by regulation.

One legislative safeguard for the medical cannabis industry remains in place. Congress has passed a so called “rider” provision in the fiscal year 2015, 2016, 2017, 2018, 2019, 2020 and 2021 Consolidated Appropriations Acts to prevent the federal government from using congressionally appropriated funds the Farr Amendment after its original lead sponsors (it is also sometimes referred to as the “Rohrabacher-Blumenauer” or “Joyce- Leahy” Amendment). In 2021, President Biden became the first president to propose a budget with the Rohrabacher-Farr Amendment included. On February 18, 2022, the amendment was renewed through the signing of a stopgap spending bill, effective through March 11, 2022.

Nevertheless, for the time being, cannabis remains a Schedule I controlled substance at the federal level. The federal government of the U.S. has always reserve use cannabis, even if state law sanctions such sale and disbursement. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in state the Company’s business, results of operations, financial condition, and prospects could be materially adversely affected.

There is a growing consensus among cannabis businesses and numerous members of Congress that prosecutorial Discretion is not law and temporary legislative riders, such as the Rohrabacher-Farr Amendment, are an inappropriate way to protect lawful medical cannabis businesses. Numerous bills have been introduced in Congress in recent years to decriminalize aspects of state-legal cannabis trades. The Company has observed that each year more congressmen and congresswomen sign on and co-sponsor cannabis legalization bills. In light of all this, it is anticipated that the federal government will eventually repeal the federal prohibition on cannabis.

The most comprehensive proposal for reform of federal legislation on cannabis was introduced on July 14, 2021, by Senate Majority Leader Chuck Schumer (D-NY) along with Cory Booker (D-NJ), and Ron Wyden(D-OR) when they released draft legislation titled the Cannabis Administration and Opportunity Act (the “CAOA”). The CAOA removes cannabis from Schedule I of the Co violent marijuana crimes. The CAOA would impose a federal tax on cannabis of 10% in its first year of enactment, eventually increasing to 25% in 5% increments.

The CAOA enshrines the current state cannabis licensing regimes but introduces additional federal permitting of cannabis wholesalers. Regulatory responsibility for cannabis control would be transferred from the DEA to the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) or the Bureau of Alcohol, Tobacco, Firearms, and Explosives (“ATF”). The publication of the CAOA by Democratic congressional leaders represents a significant mi awaited benefits to the industry of the removal of the Section 280E tax burden, clarity as to the status of state-licensed cannabis businesses, broad access to the banking and card payment system, and increased availability, and reduced cost, of capital.

At the time of the CAOA announcement, Senator Schumer indicated the bill currently did not have sufficient support in the Congress to pass. Although he originally targeted Spring 2022 for passage of legislation based on shifted to introducing h of a revised draft of the CAOA in the Senate in April 2022. As introduced, the CAOA lacked clarity regarding the transition of cannabis control from the DEA to TTB and the FDA, which presents the risk that existing operators may face a period of regulatory uncertain if legislation similar to the CAOA is enacted. Such uncertainty may impede growth of, and investment in, incumbent cannabis businesses, while ultimately, the CAOA did not pass and there can be no assurance that similar comprehensive legislation that would deschedule cannabis and decriminalize will be passed in the near future or at all. If such legislation is passed, there is no guarantee that it will include provisions that preserve the current state-based cannabis programs under which the Company’s subsidiaries operate or that such legislation will be otherwise favorable to the Company and its business.

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

State	Entities	Adult-Use / Medical	Direct / Indirect / Ancillary	Dispensary Licenses	Cultivation / Processing / Distribution Licenses
California	7LV USA	Medical	Direct (1)	1	N/A
Nevada	YMY	Both	Indirect(2)	N/A	4
Oregon	Various	Both	Direct(3)	4	8

Notes:

(1)	The Company’s wholly owned subsidiary, 7LV USA, operates a cannabis dispensary in Sacramento, California. As of July 10, 2023, the Company sold this license along with its stock of the subsidiary holding the license to a third party.

(2)	The Company holds a 50% interest in YMY, which operates a cannabis facility in North Las Vegas, Nevada.

(3)	The Company holds all licenses in Oregon directly, through wholly owned subsidiaries.

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

The table below lists the licenses directly and indirectly held by the Company in the State of California:

Holding Entity	Permit/License	City, State	Expiration Date	Description	Current Status
7LV USA	C10-0000679-LIC	Sacramento, California	January 14, 2024	Medicinal Retailer License	Sold July 10, 2023

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

In an effort to centralize and simplify regulatory and licensing oversight of the cannabis market, Gov. Gavin Newsom signed AB-141 into law on July 12, 2021, creating the Department of Cannabis Control (DCC). Assembly Bill 141 consolidates three state cannabis programs – the Bureau of Cannabis Control (BCC), the California Department of Food and Agriculture’s (CDFA) Cannabis Cultivation Licensing Division, and the California Department of Public Health’s (CDPH) Manufactured Cannabis Safety Branch into the DCC. The law transfers to the DCC all of the “powers, duties, purposes, functions, responsibilities, and jurisdiction” of the BCC, CDFA and CDPH.

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

Company Licenses

YMY, in which the Company owns a 50% interest, holds one medical cultivation license and one recreational cultivation license and one medical product manufacturing license and one recreational product manufacturing license in the State of Nevada. The table below lists the licenses indirectly held by the Company:

Holding Entity	Permit/License	City, State	Expiration Date	Description	Current Status
YMY(1)	18897864143987354009	Las Vegas, Nevada	June 30, 2024	Medical Cultivation License	In use, and listed for sale
YMY(1)	49988620104464639364	Las Vegas, Nevada	June 30, 2024	Recreational Cultivation License	In use, and listed for sale
YMY(1)	78715576282428558550	Las Vegas, Nevada	June 30, 2024	Medical Product Manufacturing License	In use, and listed for sale
YMY(1)	32704290606712932888	Las Vegas, Nevada	June 30, 2024	Recreational Product Manufacturing License	In use, and listed for sale

Note:

(1)	The Company holds a 50% interest in YMY, which operates a cannabis facility in North Las Vegas, Nevada.

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

Regulatory Summary

There are four types of adult-use cannabis licenses: producer, processor, wholesaler, and retail. Additionally, the Oregon Liquor Control Commission (“OLCC”) grants a certificate for research and a hemp certificate. A producer is permitted to cultivate cannabis. A processor is permitted to transform raw cannabis into another product (topicals, edibles, concentrates, or extracts). A wholesaler is permitted to buy cannabis in bulk and sell to licensees but not to consumers. A retailer is permitted to sell cannabis to consumers. A laboratory is permitted to test cannabis based on rules established by the Oregon Health Authority. To receive a laboratory license, the lab must be accredited by the Oregon Environmental Laboratory Accreditation program. The hemp certificate allows persons that are registered with the Oregon Department of Agriculture to transfer hemp flower, extracts, or concentrates to OLCC licensed processors who hold an industrial hemp processor endorsement.

Company Licenses

Pursuant to the purchase of the Operating Companies by the Company, Stem has acquired an interest in five retail licenses, five producer licenses, two wholesaler license and three processing licenses.

The table below lists the licenses that are: (i) directly held by the Company; and (ii) held by the Company’s operating partners:

Holding Entity	Permit/License	City, State	License Expiration Date	Description	Current Status	DBA
JV Foods LLC	030-1014658322F	Eugene, Oregon	September 3, 2024	Recreational Processor	In use, and listed for sale	399 Wallis St.
JV Extraction LLC	030-1014657D1EC	Eugene, Oregon	September 3, 2024	Recreational Processor	Sold December 20, 2023 in conjunction with Opco Production 1 Kerry Bennet	399 Wallis St.
JV Extraction LLC	030-101742659A2	Eugene, Oregon	September 16, 2024	Recreational Processor	Sold March 15, 2023 BMNW	Chambers St Artifact
JV Applegate LLC	020-10146602629	Jacksonville, Oregon	N/A	Recreational Producer	Sold November 28, 2023 in conjunction with JVP3 Facility	Green t Farms
JV Wholesale LLC	060-10146555C41	Eugene, Oregon	September 3, 2024	Recreational Wholesaler	In use, and listed for sale	Reefer Distribution
JV Wholesale LLC	060-1017430C9B0	Eugene, Oregon	September 16, 2024	Recreational Wholesaler	Sold March 15, 2023 BMNW	Chambers St Artifact
JV Wholesale LLC	060-10118468E74	Eugene, Oregon	June 2, 2024	Recreational Wholesaler	Sold October 20, 2023 to a third party Monya Ventures Tim Lorito	Originally located in Portland
JV Production 3 LLC	020-1014656E7A7	Eugene, Oregon	September 3, 2024	Recreational Producer	Sold February 15, 2023 to a third party WYX68 Tomas Palm	451 Wallis
OpCo Production 2 LLC	020-10146517BD5	Mulino, Oregon	September 3, 2024	Recreational Producer	In Use and listed for sale	Mulino
OpCo Production 1 LLC	020-10146613F29	Springfield, Oregon	September 5, 2024	Recreational Producer	Sold December 20, 2023 Kerry Benett	42nd Street Springfield
JV Retail 3 LLC	050-1017428AB09	Eugene, Oregon	September 16, 2024	Recreational Retailer	Sold October 16, 2023	7nth street
JV Retail 4 LLC	050-1017432812F	Salem, Oregon	September 16, 2024	Recreational Retailer	In use, and listed for sale	Broadway
OPCO Retail 1 LLC	050-10146522DCF	Portland, Oregon	September 3, 2024	Recreational Retailer	In use, and listed for sale	Powell
JV Retail 2 LLC	050-1014653D811	Eugene, Oregon	September 3, 2024	Recreational Retailer	In use, and listed for sale	Willamette
Kind Care, LLC	050-10146546503	Eugene, Oregon	September 3, 2024	Recreational Retailer	In use, and listed for sale	TJ’s Provisions
Stem Holdings Oregon, Inc.	020-1013432D099	Hillsboro, Oregon	N/A	Recreational Producer	Discontinued on April 23, 2023	Yerba

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

On October 8, 2018, the Company and Yerba Buena Oregon, LLC (“Yerba”) entered into an Asset Purchase Agreement which provided for the Company to purchase certain assets and assume certain liabilities of Yerba. Yerba is a wholesale producer of recreational marijuana flower, by-product and pre-roll product in the state of Oregon. On June 24, 2019, Stem received regulatory approval from the Oregon Liquor Control Commission and closed on the acquisition of Yerba. Yerba operates an award-winning state-of-the-art cultivation facility equipped with an in-house genetics program and a cannabis library consisting of a few hundred strains. On April 14, 2023, the Company elected to cease operations by closing the facility down and settling with the landlord by transferring certain fixed assets in consideration of early termination of the leased property.

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

Seven Leaf Ventures Corp. (“7LV”)

On March 6, 2020, the Company closed the acquisition of Seven Leaf Ventures Corp. (“7LV”), a private Alberta, Canada corporation, and its subsidiaries, pursuant to the terms of a share purchase agreement dated March 6, 2020. 7LV owns Foothills Health and Wellness, a medical dispensary, in the greater Sacramento, California area (the “Sacramento Dispensary”). Company management believes that the Sacramento Dispensary is expected to drive synergies with Stem’s premium branded dispensaries in Eugene and Portland, OR. On July 10, 2023, 7LV Acquisition Corporation, a Canadian corporation and subsidiary of (“7LV”), sold 49 percent of its shares to a third party with the remaining 51percent of the shares to be sold concurrent with regulatory approval to be tendered later in the year. The total purchase price of the shares is $2,500,00 (Two Million Five Hundred Thousand USD) with the following terms, $1,000,000 down payment and 15 equal monthly installments.

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

Principal Products and Markets

The Company’s principal operations have historically related to the leasing of properties, funding of capital, tenant improvements, and administration of its leases and provision of financing to certain lessees, engaged in the production and sale of cannabis. While the Company originally operated primarily as a real estate holding company, it is now engaged in direct operations, primarily the production and sale of cannabis in states where it is legal to do so, with respect to its properties and activities other than the leasing of properties, funding of capital improvements and administration of its leases and provision of financing to certain lessees. The Company’s principal market is the State of Oregon, and has a presence in the state of Neveda.

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

The Company does not believe that its operations are dependent on any factors within the general economy. However, any material changes in either U.S. federal law enforcement priorities or the law of the State of Oregon and Nevada, or other states where the Company operates affecting the cultivation and sale of cannabis could have a material impact on the Company’s business, particularly since the growth, marketing, sale, and use of marijuana is illegal under federal law.

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

Promissory Note

In January 2020, the Company issued two promissory notes with a principal balance of $500,000 to accredited investors (the “Note Holders”). The note matures in October 2020 and has an annual rate of interest of 12%. In connection with the issuance of the promissory note, the Company issued the Note Holders 100,000 common stock purchase warrants with a five-year term from the issuance date, $0.85 per. As of July 2020, in consideration of the warrants being amended to $0.45 per share with an extended the term from five to a ten-year term, the maturity date has been extended to December 13, 2020. As of September 30, 2020, the obligation outstanding is $500,000 and $440,403, net of debt discount of $59,597. As of September 30, 2022, the obligation outstanding is $250,000 and the balance is $200,548, net of debt discount of $49,452. During the three months ended December 31, 2022, the Company converted $125,000 of the principal and issued 7,352,941 common shares. In January 2023, the remaining balance was converted through the issuance of 5,434,782 shares of common stock.

In November 2022, the Company completed a private placement of a $250,000 unsecured promissory note and 250,000 common share purchase warrants to an arm’s length lender. The Note becomes due and payable in three months, subject to extension by the Company for an additional three months upon payment of a $5,000 extension fee to the lender. The Note bears an interest rate of 10% per annum payable at maturity. The Company may prepay the outstanding principal amount of the obligation together with all accrued and unpaid interest, without penalty, at any time prior to the maturity date of the note. Each warrant entitles the holder thereof to purchase one common share at a price of $0.05 for a period of thirty-six (36) months after closing. The balance of the promissory note as of September 30, 2023, was $150,000.

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

In March 2020, the Company executed a $400,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began May 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on April 1, 2022, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $38,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of September 30, 2023, the obligation outstanding is $400,000 included in liabilities held sale. Subsequently, the Company has exercised its right to extend the maturity by incurring an additional fee.

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

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. As of September 30, 2019, the balance due totals $300,000. In August 2020, the Company refinanced this obligation and paid the $300,000 balance. The refinanced mortgage term is 36 months and includes and interest rate of 14% and monthly interest only payments of $4,667. As of September 30, 2023, the Company refinanced this obligation in the amount of $675,000 which is included in liabilities held for sale and paid off the principal balance of $400,000. The refinanced mortgage term is 24 months and includes and interest rate of 15% and monthly interest only payments of $8,437.

The following is a table of the 5-year runoff of our long-term debt as of September 30 included in liabilities held for sale:

2024	$400
2025	-
2026	675
2027	-
2028	-
Thereafter	-
1,075
Less current portion of long-term debt:	(400)
$675

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

On November 30, 2023, the Company received the approval of the holders (the “Debenture Holders”) of the 8.00% unsecured convertible debentures of the Company (the “Convertible Debentures”) to amend the terms of the Convertible Debentures. As of the date hereof, a total principal amount of approx. US$2.56 million of Convertible Debentures were outstanding.

The Debenture Holders have approved amendments to the terms of the Convertible Debentures to: (i) reprice the Convertible Debentures from the current conversion price of C$0.10 per share of Common Stock of the Company (the “Common Shares”) to US$0.01 per Common Share (the “New Conversion Price”); and (ii) permit the Company to force the conversion of the principal amount of the then outstanding Convertible Debentures and any accrued and unpaid interest thereof at the New Conversion Price at any time, in the sole discretion of the Company (collectively, the “Debenture Amendments”).

The Debenture Amendments will be implemented pursuant to the terms of a supplemental indenture to be entered into between the Company and Olympia Trust Company (the “Supplemental Indenture”). A copy of the Supplemental Indenture will be available on the Company’s profile on SEDAR+.

The Company converted the entire principal amount of the Convertible Debentures and any accrued and unpaid interest thereon at the New Conversion Price on December 1, 2023. Approximately 262 million Common Shares will be issued, representing approximately 48.5% the Common Shares outstanding following such conversion.

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Canaccord convertible notes and the subsequent fair value measurement for the period ended September 30, 2023, in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2022	$55	$370
Change in fair value	79	78
Balance as of September 30, 2023	$134	$448

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

The intent of the merger was to integrate DRVD’s delivery capability and technology in every state in which STEM currently operates. During the later part of 2021, it became obvious to the Company’s management and Board of Directors that the business model of the combined STEM and DRVD entities was not working and, in fact, was generating substantial ongoing losses which could not be ameliorated within any reasonable time frame.

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

Employees

As of September 30, 2023, the Company had approximately seventy (75) employees, most of whom devote their full time to the Company’s operations. No employee is covered by a collective bargaining agreement.

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

In January 2019, the Company entered into a 5-year lease for the occupancy of real estate and a building located in Hillsboro, Oregon. The lease requires the Company to pay a starting base rental fee of $9,696 per month with yearly increases thereafter. This lease has been terminated pursuant to a release and settlement agreement this fiscal year.

In February 2019, the Company entered into a 4-year lease for the occupancy of a store front retail location in California. The lease requires the Company to pay a starting base rental fee of $3,820 per month with yearly increases thereafter. Through the execution of a purchase agreement to a third party, this lease was assumed and assigned to the purchaser.

In September 2019, the Company entered into a 4-year lease for the occupancy of the Company’s new corporate office located in Boca Raton, Florida. The lease requires the Company to pay a starting base rental fee of $4,285 per month with yearly increases thereafter. As of November 23, 2020, the Company added an additional 2,000 rentable square feet to its current lease under the same terms and conditions. Both the additional 2,000 square feet of space and original lease has expired, and the Company is on a month to month for 3,000 square foot at the same location.

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

In September 2021, the Company executed an assignment and assumption of lease for the occupancy of a store front retail location in Oregon. The lease requires the Company to pay a starting base rental fee of $4,520 per month with yearly increases thereafter. The Company sold the license to a third party and terminated the lease.

In September 2021, the Company executed an assignment and assumption of lease for the occupancy of a wholesale and processing facility location in Eugene, Oregon. The lease requires the Company to pay a starting base rental fee of $5,516 per month with yearly increases thereafter.

In September 2021, the Company entered into a 5-year lease for the occupancy of a store front retail location in Salem, Oregon. The first two months of the lease rent is abated. The lease requires the Company to pay a starting base rental fee of $4,505 per month with yearly increases thereafter.

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

In May 2023, the Company executed a sale lease back agreement with the Company’s Willamette property, and entered into a 10-year lease with an unrelated third party located in Santa Cruz, California. The lease requires the Company to pay a starting base rental fee of $11,667 plus additional estimated triple net charges per month including real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance, and utilities are included and paid monthly. This transaction resulted in net proceeds to the Company in the amount of $556 thousand dollars.

In May 2023, the Company executed a sale lease back agreement with the Company’s Powell property, and entered into a 10-year lease with an unrelated third party located in Wichita, Kansas. The lease requires the Company to pay a starting base rental fee of $7,714 plus additional estimated triple net charges per month including real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance, and utilities are included and paid monthly. This transaction resulted in net proceeds to the Company in the amount of $354 thousand dollars.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. To the best of our knowledge, as of September 30, 2023, other than discussed below the Company was not a party to any other material litigation, claim or suit whose outcome could have a material effect on the Company’s financial statements.

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

Under California law, Stem as Driven Deliveries’ prior parent company is legally required to assume Driven Deliveries’ debt to Plaintiffs. If a domestic corporation owns all the outstanding shares, or owns less than all the outstanding shares but at least 90 percent of the outstanding shares of each class, of a corporation or corporations, domestic or foreign, the merger of the subsidiary corporation or corporations into the parent corporation or the merger into the subsidiary corporation of the parent corporation and any other subsidiary corporation or corporations, may be effected by a resolution or plan of merger adopted and approved by the board of the parent corporation and the filing of a certificate of ownership as provided in subdivision . The resolution or plan of merger shall provide for the merger and shall provide that the surviving corporation assumes all the liabilities of each disappearing corporation and shall include any other provisions required by this section. Stem’s S-4 Statement to the SEC states, “Driven is surviving the merger as a wholly owned subsidiary of Stem (the ‘Merger’). Stem, together with Driven following the Merger, is referred to herein as the combined company. Following the completion of the Merger, Stem will also assume Driven’s outstanding net indebtedness.” Plaintiffs argue that while the merger with Stem was pending, Driven and Stem’s COO, Brian Hayek agreed to be bound by California law in executing the Settlement Agreement. Accordingly, applying California law, Stem assumed Dirven’s liability to Plaintiffs. Accordingly, Plaintiffs have demonstrated Stem is Driven Deliveries’ successor in interest. In the interest of justice this Court grants Plaintiffs’ motion to amend judgment to add nonparty Stem Holdings Inc. as an additional defendant. On December 12, 2022, the Superior Court granted the plaintiffs’ motion to amend the stipulated judgment to add the Company, thereby making the Company liable, along with the defendants and Driven’s former owner, Sal Villanueva, for the judgment of $349,876.69, plus interest. The Company has appealed from the Superior Court order, and the matter is now pending in the California Court of Appeal for the Second District. The Company believes the Superior Court erred in amending the judgment to include the Company, given that the Company was only a shareholder in Driven, was uninvolved in the original settlement or the stipulated judgment, and Driven never merged into the Company. The Company has vigorously defended against the plaintiffs’ claims in Superior Court and the Court of Appeal. It is not possible for us to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount of potential loss.

Sheila Contreras, et al. v. Budee, Inc.,

California Superior Court for the County of Alameda, Case No. 22CV017480. Plaintiffs filed a complaint on September 8, 2022 against Budee, Inc., Driven Deliveries, Inc. (“Driven”), and the Company for alleged violations of California wage-and-hour laws by Driven between May 2020 and August 2021. The Company, on behalf of itself alone, filed an answer denying the allegations on November 22, 2022. A non-jury trial is scheduled for October 25, 2024. Plaintiffs have taken no discovery and it is unclear whether they intend to fully pursue the action to trial. Given that the Company did not employ the plaintiffs, the Company lacks information regarding the amount of potential loss. The Company believes the action has no merit and intends to vigorously defend against the claims.

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

The following table shows the high and low prices of our common shares on the OTCQB/OTCQX for each quarter for quarter from October 1, 2021 through September 30, 2023. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
October 1, 2021-December 31, 2021	$27.00	$9.00
January 1, 2022-March 31, 2022	$14.00	$6.00
April 1, 2022-June 30, 2022	$7.00	$3.00
July 1, 2022-September 30, 2022	$4.00	$2.00
October 1, 2022-December 31, 2022	$3.80	$1.30
January 1, 2023-March 31, 2023	$4.10	$1.00
April 1, 2023-June 30, 2023	$2.20	$0.80
July 1, 2023-September 30, 2023	$3.00	$0.50

The market price of our common stock, like that of other early-stage cannabis-related companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of 04/19/2024, there were 6,669,910 shares of common stock par value $0.001 and there were approximately 427 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following table sets forth all securities issued by Stem between October 1, 2022, and September 30, 2023:

Services	Common Stock	3,500
Compensation	Common Stock	241,375
Issuance of common stock related to debt conversions	Common Stock	127,877
Issuance of common stock related to rent and interest payments	Common Stock	167,202
Total		539,954

The securities issued in the abovementioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

Share Issuances to Consultants, Employees and Directors for Compensation and Severance

During the year ended September 30, 2023, the Company issued 241,375 shares of its common stock and recorded compensation expense of $229 thousand.

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

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the years ended September 30, 2023, and 2022, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended September 30, 2023, and 2022 (in thousands).

	Years Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Consulting fees	(299)	(682)	(383)	(56)%
Professional fees	(775)	(2,585)	(1,810)	(70)%
General and administration	(2,673)	(3,425)	(752)	(22)%
Impairment of intangible assets	-	(538)	(538)	(100)%
Loss on discontinued operations	(14,239)	(14,716)	(477)	(3)%
Other income (expenses), net	(1,423)	4,416	(5,839)	(132)%
Net loss	$(19,409)	$(17,530)	$(1,879)	11%

Operating Expenses

Consulting Fees

Consulting fees for the years ended September 30, 2023, and 2022 totaled approximately $299,000 and $682,000, respectively. The decrease of $383,000 is primarily related to stock-based compensation expenses recognized during the year ended September 30, 2022, for restricted stock awards and warrants to acquire the Company’s common stock issued to consultants.

Professional Fees

Professional fees for the years ended September 30, 2023, and 2022 totaled approximately $775,000 and $2.6 million, respectively. The decrease of $1.8 million is primarily related to legal, accounting, and other professional fees incurred as a result of acquisitions during the year ended September 30, 2022.

General and Administrative

General and administrative expenses for the years ended September 30, 2023, and 2022 totaled approximately $2.7 million and $3.4 million, respectively. The decrease of approximately $752,000 is primarily related to a decrease in costs related to the sale and discontinuance of operations impacting advertising and promotion, office expenses, and salaries.

Impairment Expense

Impairment expense – During the year ended September 30, 2023, the Company recorded impairment expense totaling $6,832 related to closing of the Stem Holdings, Oregon grow facility in the amount of $470,732, goodwill of $1,522, right of use asset of $1,639, $2,646 of long-lived assets and 555,000 of licenses. In September 2022, the Company recorded impairment expense of approximately $288,000 related to equity method investments, $250,000 related to recission of a planning and zoning license, $256,725 related to other investments for the year ended September 30, 2022.

Other Income

Other income for the year ended September 30, 2023, and 2022 totaled approximately $(1.4) and $4.4 million, respectively. Other income in the fiscal year ended September 30, 2023 included interest expense of 1.4 million offset with a gain on change in fair value of 326,000, and losses of 125,000 from both change in value of warrant liability and foreign currency exchange loss as opposed to primarily a gain on extinguishment of debt of $0.8 million, change in fair value of warrant liability of $2.3 million, other income of $2.0 million, offset by interest expense of $0.7 million.

Loss from Equity Method Investees

The Company recognized no losses from equity method investees.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2023, we had negative working capital of approximately $0.7 million which included cash and cash equivalents of $1.5 million. We reported a net loss of approximately $19 million and our net cash used in operating expenses totaled $1.2 million, net of $2.0 million of cash provided by discontinued operations, our cash used by investing activities was nil and net cash provided in financing activities totaled $1.2 million.

Going Concern

On September 30, 2023, the Company had approximate balances of cash and cash equivalents of $1.5 million, negative working capital of $0.7 million, total stockholders’ deficit of $631 thousand and an accumulated deficit of $152 million.

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

On February 8, 2018, the Canadian Securities Administrators (the “CSA”) published a revised staff notice setting out the CSA’s disclosure expectations for specific risks facing issuers with cannabis-related activities in the United States (“Staff Notice 51-352”). Staff Notice 51-352 confirms that a disclosure-based approach remains appropriate for issuers with U.S. cannabis-related activities. Staff Notice 51-352 includes additional disclosure expectations that apply to all issuers with U.S. cannabis-related activities, including those with direct and indirect involvement in the cultivation and distribution of cannabis, as well as issuers that provide goods and services to third parties involved in the U.S. cannabis industry. The Company views Staff Notice 51-352 favorably, as it provides increased transparency and greater certainty regarding the views of its exchange and its regulation of existing operations and strategic business plan as well as the Company’s ability to pursue further investment and opportunities in the United States.

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

Held for Sale

Assets and liabilities to be disposed of by sale are classified as “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The classification occurs when the disposal group is available for immediate sale and the sale is probable. These criteria are generally met when management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell, and long-lived assets included within the disposal group are not depreciated or amortized, in accordance with ASC 360, “Property, Plant and Equipment.” The fair value of a disposal group, less any costs to sell, is assessed during each reporting period it remains classified as held for sale, and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale. Refer to Note 3, “Discontinued Operations, Assets and Liabilities Held for Sale,” for additional information.

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of September 30, 2023, and 2022 are as follows:

	September 30,	September 30,
	2023	2022
Potentially dilutive share-based instruments:
Convertible notes	881,628	3,250
Options to purchase common stock	1,241	552
Unvested restricted stock awards	-	-
Warrants to purchase common stock	1,777	6,578
	884,646	10,380

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stem Holdings, Inc. (the “Company”) as of September 30, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss of approximately $19 million, negative working capital of $0.7 million, and an accumulated deficit of $152 million as of and for the year ended September 30, 2023. In addition, the Company has operated in the production and sale of cannabis and related products, an activity that is illegal under United States Federal law for any purpose, by way of Title II of the Comprehensive Drug Abuse Prevention and Control Act of 1970, otherwise known as the Controlled Substances Act of 1970 (the “ACT”). These facts raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ LJ Soldinger Associates, LLC

We have served as the Company’s auditor since 2017.
Deer Park, IL
May 24, 2024
PCAOB ID: 0000318

STEM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share amounts)

	September 30,	September 30,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$961	$1,524
Restricted cash	545	-
Note receivable	1,300	-
Prepaid expenses and other current assets	278	416
Assets held for sale	10,235	29,013
Total current assets	13,319	30,953

Due from related party	28	28
Total assets	$13,347	$30,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	1,399	1,267
Convertible notes, net	2,111	1,073
Short term notes and advances	229	438
Derivative liability	448	370
Warrant liability	134	55
Liabilities held for sale	9,657	10,741
Total current liabilities	13,978	13,944

Total liabilities	13,978	13,944

Commitments and contingencies (Note 17)	-	-

Shareholders’ equity
Preferred stock, Series A; $0.001 par value; 50,000,000 shares authorized, none outstanding as of September 30, 2023 and September 30, 2022	-	-
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, none outstanding as of September 30, 2023 and September 30, 2022	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized; 2,810,094 and 2,270,140 shares issued, issuable and outstanding as of September 30, 2023 and September 30, 2022, respectively	3	2
Additional paid-in capital	150,471	148,675
Distribution	(56)	-
Accumulated deficit	(152,136)	(133,118)
Total Stem Holdings stockholder’s equity	(1,718)	15,559
Noncontrolling interest	1,087	1,478
Total shareholders’ equity (deficit)	(631)	17,037
Total liabilities and shareholders’ equity	$13,347	$30,981

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2023 and 2022

(in thousands except for share and per share amounts)

	For the Years Ended September 30,
	2023	2022
Operating expenses:
Consulting fees	$299	$682
Professional fees	775	2,585
General and administrative	2,673	3,425
Impairment expense	-	538
Total operating expenses	3,747	7,230
Loss from operations	(3,747)	(7,230)

Other income (expenses), net
Interest expense	(1,238)	(650)
Change in fair value of derivative liability	(78)	(31)
Change in fair value of warrant liability	(79)	2,327
Foreign currency exchange gain (loss)	(46)	-
Other income	18	1,997
Gain on extinguishment of debt	-	803
Other loss	-	(30)
Total other income (expense)	(1,423)	4,416

Loss from continuing operations	(5,170)	(2,814)
Loss from discontinued operations, net of tax	(14,239)	(14,716)
Net income (loss)	$(19,409)	$(17,530)

Net loss attributable to non-controlling interest	(391)	(162)

Net loss attributable to Stem Holdings	$(19,018)	$(17,368)

Net income (loss) per share:
Basic and diluted net income (loss) from continuing operations, per share	$(2.04)	$(1.24)
Basic and diluted net income (loss) from discontinued operations, per share	(5.63)	(6.51)
Basic and diluted net income (loss), per share	$(7.67)	$(7.75)
Weighted-average shares outstanding
Basic	2,531,668	2,261,682
Diluted	2,531,668	2,261,682

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2023 and 2022

(in thousands, except for share and per share amounts)

						Total Stem
	Common Stock		Additional Paid-in	Subscription	Accumulated	Holdings Shareholders’	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity	Interest	Equity
Balance as of September 30, 2021	2,299,886	$2	$148,477	$(135)	$(115,750)	$32,594	$1,640	$34,234
Common stock issued for cash	32,236	-	285	-	-	285	-	285
Issuance of common stock in connection with consulting agreement	1,300	-	30	-	-	30	-	30
Stock based compensation	31,375	-	313	-	-	313	-	313
Issuance of common stock related to interest expense	17,512	-	121	-	-	121	-	121
Common stock issued related to conversion of debt	2,898	-	6	-	-	6	-	6
Common stock cancelled related to discontinued operations	(115,067)	-	(1,181)	135	-	(1,046)	-	(1,046)
Issuance of warrants in connection with consulting agreement	-	-	158	-	-	158	-	158
Issuance of options in connection with employment agreement	-	-	454	-	-	454	-	454
Issuance of warrants in connection with extension of debenture maturity	-	-	12	-	-	12	-	12
Net loss	-	-	-	-	(17,368)	(17,368)	$(162)	(17,530)
Balance as of September 30, 2022	2,270,140	$2	148,675	$-	$(133,118)	$15,559	$1,478	$17,037
Issuance of common stock in connection with consulting agreement	3,500	-	9	-	-	9	-	9
Stock based compensation	11,375	-	23	-	-	23	-	23
Issuance of common stock in connection with convertible debt	127,877	-	250	-	-	250	-	250
Issuance of options in connection with employment agreement	-	-	87	-	-	87	-	87
Distribution related to YMY	-	-	-	(56)	-	(56)	-	(56)
Issuance of common stock related to interest expense and rent expense	167,202	1	219	-	-	220	-	220
Issuance of options in connection with consulting agreement	-	-	153	-	-	153	-	153
Issuance of warrants stock in connection with convertible debt	-	-	9	-	-	9	-	9
Issuance of common stock in connection with employment agreement	100,000	-	100	-	-	100	-	100
Debt discount related convertible debt	-	-	816	-	-	816		816
Issuance of shares in connection with advisory agreement and finder’s fee	30,000	-	30	-	-	30	-	30
Issuance of common stock in connection with board member agreement	100,000	-	100	-	-	100	-	100
Net loss	-	-	-	-	(19,018)	(19,018)	(391)	(19,409)
Balance as of September 30, 2023	2,810,094	$3	$150,471	$(56)	$(152,136)	$(1,718)	$1,087	$(631)

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2023 and 2022

(in thousands)

	For the Years Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(19,409)	$(17,530)
Loss from discontinued operations, net of tax	(14,239)	(14,716)
Loss from continuing operations	(5,170)	(2,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	313	797
Issuance of common stock in connection with consulting agreements	189	263
Amortization of debt discount	817	96
Non-cash interest and rent	220	-
Gain on extinguishment of debt	-	(803)
Change in fair value of warrant liability and derivative liability	158	(2,296)
Foreign currency adjustment	(50)	4
Gain on sale of equity method investments		(488)
Gain on sale of property	-	(1,370)
Prepaid expenses and other current assets	138	390
Accounts payable and accrued expenses	195	287
Net cash used in continuing operating activities	(3,190)	(5,934)
Net cash provided by discontinued operating activities	1,955	987
Net cash used in operating activities	(1,235)	(4,947)

Cash flows from investing activities
Investments	-	(82)
Cash received related to sale of equity method investment and note recievable	-	1,651
Net cash provided by investing activities	-	1,569

Cash flows from financing activities
Proceeds from the issuance of common stock	-	285
Notes payable and advanced proceeds	1,350	-
Repayments of notes payable	(133)	(847)
Net cash provided by (used in) financing activities from continuing operations	1,217	(562)

Net increase (decrease) in cash and cash equivalents	(18)	(3,940)
Cash, cash equivalents, and restricted cash at the beginning of the period	1,524	5,464
Cash, cash equivalents, and restricted cash at the end of the period	$1,506	$1,524

Supplemental disclosure of cash flow information:
Cash paid for interest	$262	$308
Cash paid for taxes	$-	$-
Supplemental disclosure of noncash activities:
Non-cash repayment of finance liability	$-	$1,092
Non-cash repayment of mortgages	$1,150	$-
Financed Insurance	$-	$449
Interest paid in the form of common stock	$-	$67
Beneficial conversion of debt discount	$816	$-
Refinancing of mortgage	-	$1,100
Conversion of debt to equity	$250	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

STEM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Incorporation and Operations and Going Concern

Stem Holdings, Inc. (“Stem” or the “Company”) is a Nevada corporation incorporated on June 7, 2016, and was operating as an a omnichannel, vertically-integrated cannabis branded products and technology company with state-of-the-art cultivation, processing, extraction, retail, distribution, and delivery-as-a-service (DaaS) operations throughout the United States. Stem’s family of award-winning brands includes TJ’s Gardens™, TravisxJames™, and Yerba Buena™ flower and extracts; Cannavore™ edible confections; and e-commerce delivery platforms provided direct-to consumer proprietary logistics and an omnichannel UX (user experience)/CX (customer experience). As of September 30, 2023, the Company has discontinued its cannabis operations , and all cannabis related assets are held-for-sale as of September 30, 2023.

The Company had purchased, improved, leased, and operated , however, no longer invests in properties for use in the production, distribution and sales of cannabis and cannabis-infused products. Stem has ownership interests in 17 state issued cannabis licenses including nine (9) licenses for cannabis cultivation, two (2) licenses for cannabis processing, one (1) licenses for cannabis wholesale distribution, and five (5) cannabis dispensary licenses.

The Company has eight wholly-owned subsidiaries, including Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Agri, Inc., Stem Holdings Oregon Acquisitions 1, Corp., Stem Holdings Oregon Acquisitions 2, Corp., Stem Holdings Oregon Acquisitions 3, Corp., Stem Holdings Oregon Acquisitions 4 Corp., 2336034 Alberta Ltd., Stem, through its subsidiaries, is currently in the process of seeking to be acquired by entities directly in the production and sale of cannabis. Driven Deliveries, Inc., a former wholly-owned subsidiary, was sold during the quarter ended December 31, 2021. 7LV USA Corporation, a former wholly-owned subsidiary, was sold during the quarter ended September 30, 2023.

The Company’s stock is publicly traded and is listed on the Canadian Securities Exchange under the symbol “STEM” and the OTCQB exchange under the symbol “STMH”.

In June 2021, the Company’s shareholders approved a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized common shares from 300,000,000 shares to 750,000,000 shares.

On December 27, 2023, the Company’s shareholders approved a proposal to implement a reverse split of the Company’s Common Stock within a range of one for ten shares and one for one-hundred shares, at the discretion of the Board of Directions prior to December 27, 2023. At this time, the Board of Directors has approved a reverse split utilizing a ratio of one share for each one-hundred shares to be implemented prior to December 27, 2023. As a result of the reverse split, the Company’s 557,999,222 then outstanding shares were converted into 5,579,992 post-split shares. All fractional interests resulting f from the reverse split were rounded up to the nearest whole share.

Going Concern

On September 30, 2023, the Company had approximate balances of cash, cash equivalents, and restricted cash of $1.5 million, and working capital deficit of approximately $0.7million, and an accumulated deficit of $152 million.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income, and expenses. The most significant estimates included in these consolidated financial statements are those associated with the assumptions used to value equity instruments, valuation of its long-lived assets for impairment testing, valuation of intangible assets, the valuation of inventory and assets and liabilities held for sale. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable given the circumstances that exist at the time the financial statements are prepared. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

The accompanying consolidated financial statements include the accounts of Stem Holdings, Inc. and its wholly owned subsidiaries, Stem Holdings Oregon, Inc., Stem Holdings IP, Inc., Opco, LLC, Stem Holdings Agri, Inc., Stem Oregon Acquisitions 2 Corp., Stem Oregon Acquisitions 3 Corp., Stem Oregon Acquisitions 4 Corp., 7LV USA Corporation,(sold during the fiscal year ended September 30, 2023), and Stem Oregon Acquisitions 1 Corp., and Driven Deliveries, Inc.(sold during the fiscal year ended September 30, 2022). In addition, the Company has consolidated YMY Ventures, LLC and NVD RE, Inc. under the variable interest requirements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is primarily maintained in checking accounts. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. As of September 30, 2023, and 2022, the Company had no cash equivalents or short-term investments. The Company has not experienced any losses on deposits of cash and cash equivalents.

Accounts Receivable

Accounts receivable is shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. As of September 30, 2023, and 2022 the reserve for doubtful accounts was $4 and $79 for the respective periods, and is included in discontinued operations (see Note 3).

Inventory

Inventory is comprised of raw materials, finished goods and work-in-progress such as pre-harvested cannabis plants and by-products to be extracted. The costs of growing cannabis including but not limited to labor, utilities, nutrition, and irrigation, are capitalized into inventory until the time of harvest. Inventory is included in discontinued operations (see Note 3).

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

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include consulting, advertising, insurance, and service or other contracts requiring up-front payments, and is included in discontinued operations (see Note 3).

Held for Sale

Assets and liabilities to be disposed of by sale are classified as “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The classification occurs when the disposal group is available for immediate sale and the sale is probable. These criteria are generally met when management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell, and long-lived assets included within the disposal group are not depreciated or amortized, in accordance with ASC 360, “Property, Plant and Equipment.” The fair value of a disposal group, less any costs to sell, is assessed during each reporting period it remains classified as held for sale, and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale. Refer to Note 3, “Discontinued Operations, Assets and Liabilities Held for Sale,” for additional information.

Property and Equipment

Property, equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.

Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Property and equipment, net, are included in discontinued operations (see note 3).

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. In cases where estimated future net undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or asset group. Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated and amortized prospectively over the newly determined remaining estimated useful lives.The Company’s long-lived assets are included in discontinued operations (see Note 3).

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

During the years ended September 30, 2023, and 2022, the Company had no investee gains or losses.

No investments were impaired during the year ended September 30, 2023, and investments of $795 thousand were impaired during the fiscal year ended September 30, 2022.

Goodwill and Intangible Assets

Goodwill. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If the Company concludes otherwise, the Company is required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill. Goodwill impairment expense of $1.5 million and $5.9 million was incurred for the years ended September 30, 2023, and 2022 respectively,which is included in discontinued operations (see note 3).

Intangible Assets. Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated. Definite-lived intangible assets were impaired by $2.6 million and $1.9 million for the years ended September 30, 2023, and 2022 respectively, which is included in discontinued operations (see Note 3).

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

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations as a change in fair value. The fair value of the warrants issued by the Company has been estimated using a Black Scholes model.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. As of September 30, 2023, and 2022, such net operating losses were offset entirely by a valuation allowance.

The Company recognizes uncertain tax positions based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is more likely than not likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. The Company classifies income tax related interest and penalties as interest expense and selling, general and administrative expense, respectively, on the consolidated statements of operations.

In December 2017, the Tax Cuts and Jobs Act (TCJA or the Act) was enacted, which significantly changes U.S. tax law. In accordance with ASC 740, “Income Taxes”, the Company is required to account for the new requirements in the period that includes the date of enactment. The Act reduced the overall federal corporate income tax rate to 21.0%, created a territorial tax system (with a one-time mandatory transition tax on previously deferred foreign earnings), broadened the tax base and allowed for the immediate capital expensing of certain qualified property.

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

Revenue for each of the years ended September 30, 2023 and 2022 are included in discontinued operations (see note 3).

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

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on September 30, 2023, for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Lease costs were $1,370 and $1,224 for the years ended September 30, 2023, and 2022, respectively. There was no sublease rental income respectively for the years ended September 30, 2023, and 2022. The Company has eight operating leases consisting with remaining lease terms ranging monthly to 177 months, and is included in discontinued operations (see Note 3).

Lease Costs

	Years Ended September 30,
	2023	2022
Components of total lease costs:
Operating lease expense	$1,370	1,224
Total lease costs	$1,370	$1,224

Leases for each of the years ended September 30, 2023 and 2022 are included in discontinued operations (see note 3)

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

Cost of Goods Sold

Cost of sales represents costs directly related to manufacturing and distribution of the Company’s products. Primary costs include raw materials, packaging, direct labor, overhead, shipping and handling and the depreciation of manufacturing equipment and production facilities. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance, and property taxes. The Company recognizes the cost of sales as the associated revenues are recognized. Cost of goods sold for each of the years ended September 30, 2023 and 2022 are included in discontinued operations (see note 3)

Fair Value of Financial Instruments

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

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of September 30, 2023, and 2022 are as follows:

Potentially dilutive share-based instruments:	September 30,	September 30,
	2023	2022
Convertible notes	881,628	3,250
Options to purchase common stock	1,241	552
Unvested restricted stock awards	-	-
Warrants to purchase common stock	1,777	6,578
	884,645	10,381

Advertising Costs

The Company follows the policy of charging the cost of advertising to expense as incurred. Advertising expense was $103 thousand and $266 thousand for the year ended September 30, 2023, and 2022, respectively.

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

3. Discontinued Operations, Assets and Liabilities Held for Sale

Discontinued Operations

During the quarter ended September 30, 2023, the Company’s Board of Directors approved a plan to sell all of its businesses and associated subsidiaries.

The following table presents the assets and liabilities associated with the discontinued operations of the Company. (in thousands):

	September 30,	September 30,
	2023	2022

ASSETS
Current assets
Accounts receivable, net of allowance for doubtful accounts	$158	$313
Note receivable	166	-
Inventory	894	2,675
Prepaid expenses and other current assets	360	513
Total current assets	1,578	3,501

Property and equipment, net	2,321	9,089
Deposits and other assets	13	13
Right of use asset	6,039	6,874
Intangible assets, net	284	8,014
Goodwill	-	1,522
Total assets	$10,235	$29,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	623	1,043
Convertible notes, net	-	404
Current maturities of long-term debt	400	1,000
Short term notes and advances	6	13
Lease liability	430	580
Total current liabilities	1,459	3,040

Lease liability - long term	7,523	6,476
Long-term debt, mortgages	675	1,225
Total liabilities	$9,657	$10,741

The total assets and total liabilities in the above table for the year ended September 30, 2023, are presented in the balance sheet as of September 30, 2023, as Assets held for sale and Liabilities held for sale.

The following table presents the revenue and expenses associated with the discontinued operations of the Company. (in thousands):

	Year Ended September 30,
	2023	2022

Revenues	$14,158	$16,563
Cost of goods sold	12,126	14,440
Gross Profit	2,032	2,123

Operating expenses:
Consulting fees	-	2
Professional fees	68	87
General and administrative	5,521	7,700
Impairment expense	6,832	8,132
Total operating expenses	12,421	15,921
Loss from operations	(10,389)	(13,798)

Other income (expenses)

Foreign currency exchange gain (loss)	61	(4)
Loss from disposal of subsidiary	(3,911)	(914)
Total other income (expense)	(3,850)	(918)
Net loss	$(14,239)	$(14,716)

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets are assets and payments previously made, that benefit future periods. The balance as of September 30, 2023, includes the Employee Retention Tax Credit (“ERTC”) program from the U.S Treasury, as part of the COVID-19 stimulus package. The remaining balance of the ERTC receivable was approximately $201 thousand as of September 30, 2023.

Prepaid and other current assets comprised of the following:

	September 30,	September 30,
	2023	2022

Prepaid expenses	$163	$100

Deposits and other current assets	115	316

Total prepaid expenses and other current assets	$278	$416

5. Non-Controlling Interests

Non-controlling interests in consolidated entities are as follows (in thousands):

	As of September 30, 2022
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$553	$(37)	$516	36.2%
Western Coast Ventures, Inc.	842	$(3)	839	49.0%
YMY Ventures, Inc.	299	$30	329	50.0%
Michigan RE 1, Inc.	(54)	$(152)	(206)	49.0%
	$1,640	$(162)	$1,478

	As of September 30, 2023
	NCI Equity Share	Net Loss Attributable to NCI	NCI in Consolidated Entities	Non-Controlling Ownership %
NVD RE Corp.	$516	$(470)	$46	36.2%
Western Coast Ventures, Inc.	839	$-	839	49.0%
YMY Ventures, Inc.	329	$79	408	50.0%
Michigan RE 1, Inc.	(206)	$-	(206)	49.0%
	$1,478	$(391)	$1,087

6. Asset Sales

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

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30,	September 30,
	2023	2022
Accounts payable	1,178	$1,140
Accrued credit cards	14	14
Accrued interest	77	113
Other	130	-
Total Accounts Payable and Accrued Expenses	1,399	1,267

8. Notes Payable and Advances

The following table summarizes the Company’s short-term notes and advances, acquisition note payable, due to related party loans, and long-term debt, mortgages as of September 30, 2023, and 2022:

	September 30,	September 30,
	2023	2022
Equipment financing	$15	$20
Insurance financing	64	126
Promissory note	150	292
Total notes payable and advances	$229	$438

Equipment financing

January 2021, the Company entered into a promissory note in the amount of $27,880 for the acquisition of a truck. The promissory note bears an interest rate of 13.29% per annum and is secured by the financed vehicle. The note has a sixty-month term with monthly payment of $642. As of September 30, 2023, the balance outstanding is $15,166.

Insurance financing

Effective February 9, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $430,657. The note bears an annual interest rate of 7.64%. The Company paid $86,131 as a down payment on February 14, 2022, the note requires the Company to make 10 monthly payments of $35,795 over the remaining term of the note. As of September 30, 2023, the obligation has been paid.

Effective February 24, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $17,551. The note bears an annual interest rate of 7.37%. The Company paid $18,033 as a down payment on February 24, 2022, the note requires the Company to make 10 monthly payments of $1,327 over the remaining term of the note. As of September 30, 2023, the obligation outstanding is $0.

Effective April 6, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $29,060. The note bears an annual interest rate of 9.65%. The Company paid $5,812 as a down payment on April 6, 2022, the note requires the Company to make 9 monthly payments of $2,697.47 over the remaining term of the note. As of September 30, 2023, the obligation outstanding is $0.

Effective May 23, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $7,599. The note bears an annual interest rate of 11.50%. The Company paid $2,121 as a down payment on May 23, 2022, the note requires the Company to make 9 monthly payments of $640.41 over the remaining term of the note. As of September 30, 2023, the obligation outstanding is $0.

Effective April 5, 2022, the Company entered into a 12-month premium finance agreement in partial consideration for an insurance policy in the principal amount of $20,931. The note bears an annual interest rate of 10.50%. The Company paid $5,347 as a down payment on April 5, 2022, the note requires the Company to make 9 monthly payments of $1,808.22 over the remaining term of the note. As of September 30, 2023, the obligation outstanding is $0.

Effective July 7, 2022, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $10,150. The note bears an annual interest rate of 11%. The Company paid $3,950 as a down payment in July 2022, the note requires the Company to make 9 monthly payments of $837 over the remaining term of the note. As of September 30, 2023, the obligation has been paid.

Effective July 31, 2022, the Company entered into a 12-month premium finance agreement for an insurance policy in the principal amount of $144,500. The note bears an annual interest rate of 9.49%. The Company paid $35,803 as a down payment in August 2022, the note requires the Company to make 10 monthly payments of $11,348 over the remaining term of the note. As of September 30, 2023, the obligation has been satisfied.

Effective November 26, 2022, the Company entered into a 10-month premium finance agreement for an insurance policy in the principal amount of $11,089. The note bears an annual interest rate of 12.90%. The Company paid $1,961 as a down payment in November 2022, the note requires the Company to make 10 monthly payments of $971 over the remaining term of the note. As of September 30, 2023, the obligation has been satisfied.

Effective April 2023, the Company entered into a 10-month premium finance agreement for an insurance policy in the principal amount of $21,000. The note bears an annual interest rate of 12.12%. The Company paid $8,392 as a down payment in April 2023, the note requires the Company to make 10 monthly payments of $1,696 over the remaining term of the note. As of September 30, 2023, the obligation outstanding is $8,481.

Effective May 2023, the Company entered into a 10-month premium finance agreement for an insurance policy in the principal amount of $5,892. The note bears an annual interest rate of 14.50%. The Company paid $1,265 as a down payment in May 2023, the note requires the Company to make 10 monthly payments of $ 462.73 over the remaining term of the note. As of September 30, 2023, the obligation outstanding is $3,239.

Effective August 2023, the Company entered into a 10-month premium finance agreement for an insurance policy in the principal amount of $67,044. The note bears an annual interest rate of 11.25%. The Company paid $19,225 as a down payment in August 2023, the note requires the Company to make 10 monthly payments of $ 5,050 over the remaining term of the note. As of September 30, 2023, the obligation outstanding is $45,446.

Effective August 2023, the Company entered into a 6-month installment agreement for an insurance policy in the principal amount of $9,742. The obligation bears no interest. The Company paid $3,971 as a down payment in August 2023, the agreement requires the Company to make 3 payments of $1,923 over the remaining term of the policy. As of September 30, 2023, the obligation outstanding is $5,771.

Effective August 2023, the Company entered into a 4-month installment agreement for an insurance policy in the principal amount of $925. The obligation bears no interest. The Company paid $445 as a down payment in August 2023, the agreement requires the Company to make 2 payments of $240 over the remaining term of the policy. As of September 30, 2023, the obligation outstanding is $480.

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

In November 2022, the Company completed a private placement of a $250,000 unsecured promissory note and 250,000 common share purchase warrants to an arm’s length lender. The Note becomes due and payable in three months, subject to extension by the Company for an additional three months upon payment of a $5,000 extension fee to the lender. The Note bears an interest rate of 10% per annum payable at maturity. The Company may prepay the outstanding principal amount of the obligation together with all accrued and unpaid interest, without penalty, at any time prior to the maturity date of the note. Each warrant entitles the holder thereof to purchase one common share at a price of $0.05 for a period of thirty-six (36) months after closing. The balance of the promissory note as of September 30, 2023, was $150,000.

Long-term debt, mortgages

In January 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began February 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on January 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of September 30, 2023, the Company executed a sale lease back agreement with the Company’s Powell property and entered into a 10-year lease with an unrelated third party located in Wichita, KS. The lease requires the Company to pay a starting base rental fee of $7,714 plus additional estimated triple net charges per month including real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance, and utilities are included and paid monthly. This transaction resulted in net proceeds to the Company in the amount of $354,000 and a loss on sale of $249,000, recorded within loss from discontinued operations..

In March 2020, the Company executed a $400,000 mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 11.55% per annum. Monthly interest only payments began May 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on April 1, 2022, the maturity date of the mortgage, and is secured by the underlying property. The Company paid costs of approximately $38,000 to close on the mortgage. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of September 30, 2023, the obligation outstanding is $400,000, which is included in liabilities held for sale.. Subsequently, the Company has exercised its right to extend the maturity by incurring an additional fee.

In March 2020, the Company refinanced a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. Monthly interest only payments began April 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance was due on March 31, 2022, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of March 31, 2023, the Company paid off the existing debt of $700,000 and procured another mortgage in the amount of $775,000. This obligation has no personal guarantee; however, a corporate guarantee has been perfected. The new interest is 12% on a two-year term. As of September 30, 2023, the Company executed a sale lease back agreement with the Company’s Willamette property and entered into a 10-year lease with an unrelated third party located in Santa Cruz, CA. The lease requires the Company to pay a starting base rental fee of $11,667 plus additional estimated triple net charges per month including real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance, and utilities are included and paid monthly. This transaction resulted in net proceeds to the Company in the amount of $556,000 and a loss on sale of $482,000, recorded within loss form discontinued operations.

In July 2020, the Company executed a mortgage payable on property located in Oregon to acquire additional funds. The mortgage bears interest at 14% per annum. Monthly interest only payments began August 1, 2020, payments will continue each month thereafter until paid. The entire unpaid balance is due on July 31, 2023, the maturity date of the mortgage, and is secured by the underlying property. The mortgage terms do not allow participation by the lender in either the appreciation in the fair value of the mortgaged real estate project or the results of operations of the mortgaged real estate project. The note has been cross guaranteed by the former CEO and Director of the Company. As of September 30, 2023, pursuant to a sales agreement, the property was sold for $275,000. This transaction resulted in net proceeds to the Company in the amount of $56,000 and a loss on sale of $894,000 recorded loss on sale which was recorded within loss from discontinued operations.

In April 2018, the Company received a 37.5% interest in NVD RE Corp. (“NVD”) upon its issuance to NVD of a commitment to contribute $1.275 million to NVD which included the purchase price of $600,000 and an additional commitment to pay tenant improvement costs of $675,000. In the year ended September 30, 2019, NVD obtained $300,000 in proceeds from a mortgage on its property. The funds from this mortgage were advanced to the Company. The advance is undocumented, non-interest bearing and due on demand. As of September 30, 2019, the balance due totals $300,000. In August 2020, the Company refinanced this obligation and paid the $300,000 balance. The refinanced mortgage term is 36 months and includes and interest rate of 14% and monthly interest only payments of $4,667. As of September 30, 2023, the Company refinanced this obligation in the amount of $675,000 and paid off the principal balance of $400,000. The refinanced mortgage term is 24 months and includes and interest rate of 15% and monthly interest only payments of $8,437. The remaining balance was $675,000 as of September 30, 2023, and is included in liabilities held for sale.

The following is a table of the 5-year runoff of our long-term debt recorded in liabilities held for sale as of September 30:

2023	$400
2024	-
2025	675
2026	-
2027	-
Thereafter	-
1,075
Less current portion of long-term debt:	(400)
$675

Finance liability

In November 2020, the Company executed a mortgage payable on property located in Mulino, Oregon to acquire additional funds. The mortgage bears interest at 15% per annum. The entire unpaid balance is due November 2022, the maturity date of the mortgage, and was secured by the underlying property. The note was cross guaranteed by the former CEO and Director of the Company. On November 23, 2020, the Company executed a real estate purchase agreement related to the Mulino Property which included the sale of the property and payoff of the mortgage. Additionally, the Company entered into a lease agreement whereas the amount of $13,750 required as a rent payment through the lease is being recorded as interest expense and the Company recorded a finance liability of $1,094,989 related to the lease under the guidance of ASC 842 as a failed sale and leaseback transaction. During the fiscal year ended September 30, 2022, the Company executed a sale lease back agreement with the Company’s Mulino property, and entered into a 15-year lease with an unrelated third party located in Englewood, CO. The lease requires the Company to pay a starting base rental fee of $29,167 plus additional estimated triple net charges per month including real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance, and utilities are included and paid monthly. This transaction resulted in net proceeds to the Company in the amount of $1.8 million and a gain on sale of $1.4 million, recorded within the loss from discontinued operations.

9. Convertible debt

In January 2023, the Company executed a $250,000 unsecured convertible promissory note and 500,000 common share purchase warrants to an arm’s length lender. The Note becomes due and payable on March 31, 2023, and is subject to a voluntary conversion by the Holder at the conversion rate of $0.01 a share. The Note bears an interest rate of 12% per annum payable at maturity. Each warrant entitles the holder thereof to purchase one common share at a price of $0.005 for a period of thirty-six (36) months after closing. As of September 30, 2023, the note balance was $150,000, and has subsequently been satisfied.

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

During April 2023, the Company executed a series of secured convertible promissory notes totaling $545,000. The Notes bears an interest rate of 7.5% per annum payable quarterly either in cash or in kind. The Note becomes due and payable on March 7, 2024, and is subject to a voluntary conversion by the Holder at the conversion rate of $0.01 a share. Additionally, upon this conversion, the noteholder is entitled to 100 percent cashless warrant coverage entitling the holder to purchase one common share at a price of $0.02 for a period of five years, (60) months after conversion. If the noteholder elects to redeem the note, the holder would be entitled to accrued interest along with three times cashless warrant coverage based on the initial investment entitling the holder to purchase one common share at a price of $0.02 for a period of five years, (60) months after redemption. These debentures are collateralized pursuant to a security and escrow agreement whereas the funds are set aside to fund the debentures upon the holder’s decision to either convert or redeem the note.

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

The table below shows the warrant liability and embedded derivative liability recorded in connection with the Canaccord convertible notes and the subsequent fair value measurement for the twelve months ended September 30, 2023, in USD, (in thousands):

	Warrant Liability	Derivative Liability
Balance as of September 30, 2022	$55	$370
Change in fair value	79	78
Balance as of September 30, 2023	$134	$448

As of November 29, 2023, in connection with its offering of special warrants, which closed on December 27, 2018 and March 14, 2019, the Corporation has issued 8.00% senior unsecured convertible debentures of the Corporation; and the Debentures were issued pursuant to a trust indenture dated December 27, 2018 between Olympia Trust Company and the Corporation, as amended ; the board of directors of the Corporation has determined it to be in the best interests of the Corporation to amend the Debenture Indenture to: (i) reprice the Debentures from the current conversion price of C$0.10 per Common Share to US$0.01 per Debenture Share; and (ii) permit the Corporation to force the conversion of the principal amount of the then outstanding Debentures and any accrued and unpaid interest thereon at the New Conversion Price at any time, in the sole discretion of the Corporation in accordance with the policies of the CSE and the terms of the Debenture Indenture, the Debenture Amendments were approved by extraordinary resolution by the holders of the holders of the Debentures at a meeting of the Debenture holders on November 29, 2023; to effect the Debenture Amendments, the Board has determined it to be in the best interests of the Corporation to enter into a supplemental indenture with the Trustee, dated on or around the date hereof (the “Supplemental Indenture”); the Board has determined it to be in the best interests of the Corporation to force the conversion of the principal amount of the outstanding Debentures any accrued and unpaid interest thereon at the New Conversion Price effective December 1, 2023 by delivering a conversion notice to the Trustee .

10. Fair Value Measurements

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date.

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable.

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2023 (in thousands):

	Fair value measured at September 30, 2023
		Quoted prices in active	Significant other	Significant unobservable
		markets	observable inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$134	$-	$-	$134
Embedded derivative liability	448	-	-	448
Total fair value	582	$-	$-	582

There were no transfers between Level 1, 2 or 3 during the year ended September 30, 2023.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended September 30, 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

		Embedded
	Warrant Liability	Derivative Liability	Total
Balance – September 30, 2021	$2,277	$-	$2,277
Warrants granted	105	-	105
Modification of debentures	-	339	339
Change in fair value	(2,327)	31	(2,296)
Balance - September 30, 2022	$55	$370	$425
Warrants granted	-	-	-
Warrants granted with promissory notes	-	-	-
Options issued	-	-	-
Issuance of convertible notes	-	-	-
Change in fair value	79	78	157
Cancellation of warrants pursuant to settlement agreement	-	-	-
Balance - September 30, 2023	$134	$448	$582

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of September 30, 2023, and 2022 is as follows:

	Warrant Liability
	As of September 30,	As of September 30,
	2023	2022
Strike price	$44.00	49.00
Contractual term (years)	2.29	1.43
Volatility (annual)	163%	100%
Risk-free rate	4.6%	4.1%
Dividend yield (per share)	0%	0%

	Embedded Derivative Liability
	As of September 30,	As of September 30,
	2023	2022
Strike price	$1.00	$10.00
Contractual term (years)	1.8	2.8
Volatility (annual)	192%	141%
Risk-free rate	4.88%	4.00%
Dividend yield (per share)	0.00%	0.00%
Credit spread	14% to 16%	14% to 16%

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

11. Income Taxes

The income tax expense (benefit) consisted of the following for the fiscal year ended September 30, 2023 and 2022:

	September 30,	September 30,
	2023	2022
Total current	$-	$-
Total deferred	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal year ended September 30, 2023 and 2022:

	September 30,	September 30,
	2023	2022
Federal statutory rate	$(4,852)	$(4,382)
Permanent timing differences	3,193	3,272
Other	(58)	(58)
Change in valuation allowance	1,717	1,168
	$-	$-

For the years ended September 30, 2023 and 2022, the expected tax benefit, temporary timing differences and long-term timing differences are calculated at the 25% statutory rate.

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal year ended September 30, 2023 and 2022:

	September 30,	September 30,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$11,769	$10,110
Equity based compensation	3,171	3,045
Impairment of loan receivable	-	-
Impairment of investments and other property	1,708	2,011
Total deferred tax assets	16,648	15,166

Deferred tax liabilities	-	-
Depreciation	49	39
Deferred revenue	-	-
Total deferred tax liabilities	49	39

Net deferred tax assets	16,599	15,127
Less valuation allowance	(16,599)	(15,127)
Net deferred tax assets (liabilities)	$-	$-

At September 30, 2023, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $37 million. The federal and state net operating loss carryforwards will expire beginning in 2038.

During the fiscal year ended September 30, 2023 and 2022 the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

12. Shareholders’ Equity

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

On December 27, 2022, the Company’s shareholders approved a proposal to implement a reverse split of the Company’s Common Stock within a range of one for ten shares and one for one-hundred shares, at the discretion of the Board of Directions prior to December 27, 2023. At this time, the Board of Directors has approved a reverse split utilizing a ratio of one share for each one-hundred shares to be implemented prior to December 27, 2023. As a result of the reverse split, the Company’s 557,999,222 shares will be converted into 5,579,992 post-split shares. All fractional interests resulting from the reverse split will be rounded up to the nearest whole share.

Preferred shares

The Company had two series of preferred shares designated with no preferred shares issued and outstanding as of September 30, 2023, and September 30, 2022.

Common shares

During the year ended September 30, 2022, the Company issued 32,236 shares of its common stock related to a stock purchase agreement for cash of $285,000.

During the year ended September 30, 2022, the Company issued 1,300 shares of its common stock related to various consulting agreements for a fair value of approximately $30,000 or $0.23 per share.

During the year ended September 30, 2022, the Company issued 31,375 shares of its common stock valued at $313,000 as stock-based compensation.

During the year ended September 30, 2022, the Company cancelled 115,067 shares of the company’s common stock as part of the Share Exchange Agreement, more fully described in Note 3.

During the year ended September 30, 2022, the Company converted $121,000 of its accrued interest related to convertible debt in exchange for 17,512 shares of the company’s common stock.

During the quarter ended December 31, 2022, the Company issued 3,500 shares of its common stock related to various consulting agreements for a fair value of approximately $9,000.

During the quarter ended December 31, 2022, the Company issued 11,375 shares of its common stock valued at $23,000 as stock-based compensation.

During the quarter ended December 31, 2022, the Company converted $124,000 of its convertible debt in exchange for 73,529 shares of the company’s common stock.

During the quarter ended March 31, 2023, the Company converted $1,250 of its convertible debt in exchange for 54,348 shares of the company’s common stock.

During the quarter ended March 31, 2023, the Company issued 68,953 shares of the company’s common stock in payment of $144,573 of interest and rent expense.

During the quarter ended June 30, 2023, the Company issued 200,000 shares of its common stock valued at $1.00 as stock-based compensation in connection with employment and board agreements.

During the quarter ended June 30, 2023, the Company issued 30,000 shares of its common stock valued at $1.00 as stock-based compensation in connection with advisory and finder’s agreements.

During the quarter ended September 30, 2023, the Company issued 98,249 shares of its common stock valued at $75 thousand as payment for interest in connection with Canaccord debentures.

13. Stock Based Compensation

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

The fair value of options granted during the years ended September 30, 2023, and 2022 were estimated using the following weighted-average assumptions:

Options:

	For the Years Ended September 30,
	2023	2022
Exercise price	$17.00	$7.00
Expected term (years)	3.66	2.52
Expected stock price volatility	163%	124%
Risk-free rate of interest	4.72%	2.42%
Expected dividend rate	0%	0%

A summary of option activity under the Company’s stock option plan for the year ended September 30, 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2021	66,979	$107.00	$-	2.09
Granted	15,000	7.00	$-	3.00
Expired / cancelled	(22,422)	(67.00)	$-	-
Outstanding as of September 30, 2022	59,557	$107.00	$-	2.90
Granted	74,250	3.00	$-	3.24
Expired / cancelled	(6,000)	-	$-	-
Outstanding as of September 30, 2023	127,807	$17.67	$-	3.66
Options vested and exercisable	125,932	$5.00	$-	3.85

Estimated future stock-based compensation expense relating to unvested stock options was nominal as of September 30, 2023, and 2022. Weighted average remaining contractual life of the options is 2.60 years. The options had no intrinsic value as of September 30, 2023.

Restricted Stock

A summary of employee restricted stock activity for years ended September 30, 2023 and 2022 are presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of October 1, 2021	63,858	$93.00
Granted (1)	26,375	11.00
Outstanding as of September 30, 2022	90,233	69.00
Granted	211,375	2.15
Outstanding as of September 30, 2023	301,608	$21.45

A summary of non-employee restricted stock activity under the Company’s for years ended September 30, 2023 and 2022 are presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of October 1, 2021	89,175	$99.00
Granted	6,300	67.00
Outstanding as of September 30, 2022	95,475	97.00
Granted	33,500	1.77
Outstanding as of September 30, 2023	128,975	$58.48

Warrants

A summary of the status of the Company’s outstanding warrants as of September 30, 2023 and 2022 and changes during the year then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Term
Outstanding as of September 30, 2020	51,147	$213.00	1
Warrants granted – equity	326,663	53.00	2
Warrants expired – equity	(1,143)	250.00	0
Warrants granted – liability	302,991	45.00	3.04
Warrants expired – liability	(50,000)	20.00	1.51
Outstanding as of September 30, 2021	629,658	47.00	1.23
Warrants exercised – equity	(10,000)	4.00	-
Warrants granted – equity	41,737	10.00	2.00
Warrants expired – equity	(9,721)	10.00	-
Warrants granted – liability	6,157	12.00	2.00
Outstanding as of September 30, 2022	657,831	49.00	1.43
Warrants expired – equity	(518,088)	54.00	-
Warrants granted – liability	37,950	1.54	4.30
Outstanding as of September 30, 2023	177,693	$17.25	1.22

Stock-based Compensation Expense

Stock-based compensation expense for the years ended September 30, 2023, and 2022 was comprised of the following (in thousands):

	Years Ended September 30,
	2023	2022
Restricted stock awards	$263	$296
Stock options	240	454
Warrants	-	263
Total stock-based compensation	$503	$1,013

14. Commitments and contingencies

As noted earlier in Note 1, the Company, engages in a business that constitutes an illegal act under the laws of the United States Federal Government. This raises several possible issues which may impact the Company’s overall operations, not the least of which are related to traditional banking and other key operational risks. Since cannabis remains illegal on the federal level, and most traditional banks are federally insured, those financial institutions will not service cannabis businesses. In states where medical or recreational marijuana is legal, dispensary owners, manufacturers, and anybody who “touches the plant,” continue to face a host of operational hurdles. While local, state-chartered banks and credit unions now accept cannabis commerce, there remains a reluctance by traditional banks to do business with them. Aside from a huge inconvenience and the need to find creative ways to manage financial flow, payroll logistics, and payment of taxes, his also poses tremendous risks to controls as a result of operating a lucrative business in cash. This lack of access to traditional banking may inhibit industry growth. For the year ended September 30, 2023, the Company’s has accounts with a Florida bank and several credit unions located in Washington and California.

Despite the uncertainties surrounding the Federal government’s position on legalized marijuana, the Company does not believe these risks will have a substantive impact on its planned operations in the near term.

In July 2016, the Company entered into a 10-year lease for a commercial building from an unrelated third party in Springfield, Oregon. The lease requires the Company to pay a starting base rental fee of $7,033 plus an additional estimated $315 per month in real estate taxes in which the base rental fee escalates each year by approximately 2%. All taxes (including reconciling real estate taxes), maintenance and utilities are included at the end of each year as a one-time payment. In addition, the Company also remitted $14,000 for a security deposit to the landlord. No amounts have been recorded for deferred rent in these financial statements as the amount was deemed immaterial by the Company. The Company has subleased this space pursuant to a 10-year lease. On February 22, 2018, both parties executed a lease addendum that adds contiguous property for 12,322 square feet. The term commences November 1, 2017, and continues through November 31, 2026, at a starting rate of $3,525 a month that escalates after the first year. The Company subleases this property to a related party (see disclosures below under “Springfield Suites”). As of September 30, 2023, Company eliminates this rental income in consolidation.

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

Under California law, Stem, as Driven Deliveries’ prior parent company was legally required to assume Driven Deliveries’ debt to Plaintiffs. If a domestic corporation owns all the outstanding shares, or owns less than all the outstanding shares but at least 90 percent of the outstanding shares of each class, of a corporation or corporations, domestic or foreign, the merger of the subsidiary corporation or corporations into the parent corporation or the merger into the subsidiary corporation of the parent corporation and any other subsidiary corporation or corporations, may be effected by a resolution or plan of merger adopted and approved by the board of the parent corporation and the filing of a certificate of ownership as provided in subdivision . The resolution or plan of merger shall provide for the merger and shall provide that the surviving corporation assumes all the liabilities of each disappearing corporation and shall include any other provisions required by this section. Stem’s S-4 Statement to the SEC states, “Driven is surviving the merger as a wholly owned subsidiary of Stem (the ‘Merger’). Stem, together with Driven following the Merger, is referred to herein as the combined company. Following the completion of the Merger, Stem will also assume Driven’s outstanding net indebtedness.” Plaintiffs argue that while the merger with Stem was pending, Driven and Stem’s COO, Brian Hayek agreed to be bound by California law in executing the Settlement Agreement. Accordingly, applying California law, Stem assumed Dirven’s liability to Plaintiffs. Accordingly, Plaintiffs have demonstrated Stem is Driven Deliveries’ successor in interest. In the interest of justice this Court grants Plaintiffs’ motion to amend judgment to add nonparty Stem Holdings Inc. as an additional defendant. On December 12, 2022, the Superior Court granted the plaintiffs’ motion to amend the stipulated judgment to add the Company, thereby making the Company liable, along with the defendants and Driven’s former owner, Sal Villanueva, for the judgment of $349,876.69, plus interest. The Company has appealed from the Superior Court order, and the matter is now pending in the California Court of Appeal for the Second District. The Company believes the Superior Court erred in amending the judgment to include the Company, given that the Company was only a shareholder in Driven, was uninvolved in the original settlement or the stipulated judgment, and Driven never merged into the Company. The Company has vigorously defended against the plaintiffs’ claims in Superior Court and the Court of Appeal. It is not possible for us to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount of potential loss.

Sheila Contreras, et al. v. Budee, Inc.,

California Superior Court for the County of Alameda, Case No. 22CV017480. Plaintiffs filed a complaint on September 8, 2022 against Budee, Inc., Driven Deliveries, Inc. (“Driven”), and the Company for alleged violations of California wage-and-hour laws by Driven between May 2020 and August 2021. The Company, on behalf of itself alone, filed an answer denying the allegations on November 22, 2022. A non-jury trial is scheduled for October 25, 2024. Plaintiffs have taken no discovery and it is unclear whether they intend to fully pursue the action to trial. Given that the Company did not employ the plaintiffs, the Company lacks information regarding the amount of potential loss. The Company believes the action has no merit and intends to vigorously defend against the claims.

Additionally, the Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.

15. Subsequent events

451 Wallis , JVP3

On November 28, 2023, the Company executed an Asset Purchase Agreement in which the Company sold its assets in JV Production 3, LLC. The purchase price for all of its assets was $250 thousand which included the cannabis retail license. At closing, the Company received $250 thousand dollars less prepaid rent and expenses of $100,000 and other miscellaneous fees.

Opco P1, 42nd street

On December 20, 2023, the Company executed an Asset Purchase Agreement in which the Company sold its assets in Opco Production 1, LLC. The purchase price for all of its assets was $500 thousand which included both a cannabis production and processing license. Regulatory approval is pending and should close May 2024. At closing, the Company will have a net liquidity event.

Artifact, Chambers

On February 9, 2024, the Company executed on an Asset Purchase Agreement in which the Company sold its assets in JV Wholesale, LLC and JV Extraction. LLC, formerly known as Artifact. The purchase price for all of its assets was $200 thousand which included the cannabis licenses. Regulatory approval is pending and should close May 2024. At closing, the Company will have a net liquidity event.

JVR4

On May 22, 2024, the Company executed on an Asset Purchase Agreement in which the Company sold its assets in JV Retail 4, LLC. The purchase price for all of its assets was $425 thousand which included the cannabis licenses. Regulatory approval is pending and should close September 2024. At closing, the Company will have a net liquidity event.

KindCare / TJ’s Provisions

On April 19, 2024, the Company executed on an Asset Purchase Agreement in which the Company sold its assets in KindCare, LLC. The purchase price for all of its assets was $635 thousand which included the cannabis licenses. Regulatory approval is pending and should close September 2024. At closing, the Company will have a net liquidity event.

On December 1, 2023 Olympia Trust Company and Stem Holdings Inc. entered into a supplemental indenture amending the conversion price, to be $1.00 (effected for the 1 for 100 reverse stock split), and all of the outstanding principal and accrued interest in the amount of $2.6 million was converted to 2,642,426 Common shares at the new conversion price.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of September 30, 2023. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain biographical information concerning our current executive officers and directors.

Name	Age	Position with the Company

Matthew Cohen	65	President, Chief Executive Officer, Chief Financial Officer and Director
Roger Rai	53	Director
Robert L. B. Diener	75	Director

Matthew J. Cohen (65)

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

Rajiv “Roger” Rai (53)

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

Robert L. B. Diener (75)

Mr. Diener has been the principal of the Law Offices of Robert Diener for over twenty years. He has over 50 years of experience as an attorney, senior corporate executive and director, counsel and advisor. The focus of his legal practice is corporate and securities law, mergers and acquisitions, finance and real estate. He has an extensive background and experience in corporate governance, public accounting and finance and strategic planning.

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

Compensation Committee

The Compensation Committee is currently composed of Roger Rai, Chairperson, and Robert L. B. Diener together with Matthew Cohen. Messrs. Rai and Diener are independent directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following is a summary of the compensation we paid for each of the last two years ended September 30, 2023 and 2022, respectively (i) to the persons who acted as our principal executive officer during our fiscal year ended September 30, 2023 and (ii) to the person who acted as our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer as of the end of our last fiscal year.

							Non-Qualified
							Deferred
Name and				Stock	Option	Non-Equity	Compensation	All other
Principal		Salary	Bonus	Awards	Awards	Incentive Plan	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	Compensation	($)	($)	($)
Matthew J. Cohen	2023	$250,000	$-	$100,000	$-	$-	$-	$-	$350,000
CEO	2022	$187,500	$-	$50,000	$-	$-	$-	$-	$237,500

Roger Rai	2023	$-	$-	$50,000	$-	$-	$-	$-	$50,000
Director	2022	$1,250	$-	$3,250	$-	$-	$-	$-	$4,500

Robert Diener	2023	$30,000	$-	$50,000	$-	$-	$-	$-	$80,000
Director	2022	$1,250	$-	$3,250	$-	$-	$-	$117,500	$122,000

OUTSTANDING EQUITY AWARDS

Grants of Plan-Based Awards

Name	Grant Date Number of Securities Underlying Unexercised Options (#) Exercisable	Option Awards Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
None	-	-	-	-	-	-

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders
Total

(1) As of September 30, 2023

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

Compensation of Directors

Independent members of the Board of Directors receive accrued compensation of $2,500 per month together periodic stock option grants (see Grants of Plan-Based Awards, above). At this time, there is no other board of director compensation plan in place.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common Stock	Matthew Cohen (2)	1,136	46.8%
Common Stock	Roger Rai (3)	749	31%
Common Stock	Robert Diener (4)	539	22%
Common Stock	All executive officers and directors as a group (3 persons)	2,424	100%

(1)	In determining beneficial ownership of our Common Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of Common Stock owned by a person or entity on December 5, 2022, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of exercise of debentures, warrants and options; and (b) the denominator is the sum of (i) the total shares of that class outstanding on December 5, 2022 (2,276,933 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. Shares are represented post-split which was effectuated in December 2023.

(2)	Comprises 100,000 shares issued in connection with Employment Agreement

(3)	Comprises 4,166 shares purchased, and 70,782 shares issued for services as a director of the Company

(4)	Comprises shares issued for services as a director of the Company

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Please refer to Financial Statements, Notes              , which are incorporated in their entirety by this reference.

Director Independence

As of December 30, 2022, of our three (3) directors, Robert Diener and Roger Rai are considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining director is not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2023, and September 30, 2022, respectively, were approximately $227,000 and $240,000.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2023, and 2022, respectively, were approximately $57,000 and $118,000.

All Other Fees

The other aggregate fees billed for professional services rendered by our principal accountant for work related to registration statements, the Canadian prospectus, and consulting work related to the Employee Retention Tax Credit for the fiscal years ended September 30, 2023, and 2022, respectively were $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of L J Soldinger Associates, LLC, Independent Registered Certified Public Accounting Firm

●	Consolidated Balance Sheets as of September 30, 2023 and 2022 (audited)

●	Consolidated Statements of Operations for the year ended September 30, 2023 and September 30, 2022 (audited)

●	Statements of Stockholders’ Equity for the years ended September 30, 2023 and September 30, 2022 (audited)

●	Statement of Cash Flows for the years ended September 30, 2023 and September 30, 2022 (audited)

●	Notes to Financial Statements (audited)

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

Stem Holdings, Inc.
(Registrant)

By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Executive Officer and Director (Principal Executive Officer)

Date	May 24, 2024

By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date	May 24, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Executive Officer and Director (Principal Executive Officer)

Date	May 24, 2024

By:	/s/ Matthew J. Cohen
Matthew J. Cohen
Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date	May 24, 2024

By:	/s/ Roger Rai
Roger Rai
Director

Date	May 24, 2024

By:	/s/ Robert L. B. Diener
Robert L. B. Diener
Director

Date	May 24, 2024

